Form 10QSB
period 1995-09-30
FIRST JERMYN CORP
filed 1995-11-13
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995
                                        ------------------

         Commission file number 0-133312
                                --------

                             THE FIRST JERMYN CORP.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)

Pennsylvania                                                     23-2275242
------------                                                     ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania          18433-0039
-------------------------------------------------------          ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number 717-876-6500
                          ------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                     No
    --                       --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at October 20, 1995
                 -----                          -------------------------------
Common stock, $1.25 par value                              884,680

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB


                                    INDEX


                                                                                                  PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheets - September 30, 1995 and
                 December 31, 1994                                                                  1

         Consolidated Statements of Income - Three Months and Nine Months
                 Ended September 30, 1995 and 1994                                                  2

         Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1995 and 1994                                      3

         Notes to Consolidated Financial Statements                                                 4

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                      6

PART II - OTHER INFORMATION                                                                        11

SIGNATURES                                                                                         12

PART I.   FINANCIAL INFORMATION
     ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)


--------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,         December 31,
ASSETS                                                                                      1995                  1994
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $        6,740                10,659
Federal funds sold                                                                            7,425                   ---
Securities available for sale                                                                15,303                15,971
Mortgage backed securities available for sale                                                22,435                14,267
Investment securities (total market value - 1995 - $70,097, 1994 - $60,662)                  68,946                62,226

Loans, gross                                                                                171,216               168,808
Less: Unearned discount and origination fees                                                (1,188)               (1,296)
      Allowance for loan losses                                                             (3,007)               (2,835)
-------------------------------------------------------------------------------------------------------------------------

Loans, net                                                                                  167,021               164,677
Accrued interest receivable                                                                   2,752                 2,191
Bank premises, leasehold improvements and furniture and equipment -net                        5,030                 4,719
Real estate owned other than bank premises                                                      277                   574
Other assets                                                                                  2,357                 2,731
-------------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $      298,286               278,015
=========================================================================================================================

LIABILITIES
------------------------------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                                        $       26,128                26,439
   Interest-bearing                                                                         244,201               224,403
-------------------------------------------------------------------------------------------------------------------------

Total deposits                                                                              270,329               250,842
-------------------------------------------------------------------------------------------------------------------------
Federal funds purchased                                                                         ---                 1,900
Capitalized lease obligation                                                                    907                   954
Accrued interest payable                                                                      1,160                   732
Other liabilities                                                                               156                   423
-------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           272,552               254,851
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
  Outstanding 899,885 shares                                                                  1,125                 1,125
Surplus                                                                                       3,876                 3,876
Retained earnings                                                                            21,541                19,708
Unrealized loss on securities available for sale, net of tax                                  (612)               (1,349)
Less treasury stock-at cost (15,205 shares)                                                   (196)                 (196)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   25,734                23,164
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $      298,286               278,015
=========================================================================================================================


  *The accompanying notes are an integral part of the consolidated financial statements.

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

-------------------------------------------------------------------------------------------------------------------
                                                             Three months                          Nine months
                                                          Ended September 30                   Ended September 30
                                                        1995             1994                1995              1994
-------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                            3,691            3,316            10,948              9,582
  interest and dividends on securities
     U.S. Treasury                                      1,200            1,052             3,565              3,021
     U.S. government agencies                               2                1                 4                  4
     CMO's of  U.S. government agencies
       and corporations                                   350              180               839                428
     State and political subdivisions                      87               33               162                 49
     Other taxable debt                                    11                8                35                 31
     Taxable equity                                         3                2                 7                  7
  Interest on federal funds sold                           98               33               224                101
-------------------------------------------------------------------------------------------------------------------

Total interest income                                   5,442            4,625            15,784             13,223
-------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                           2,707            1,825             7,424              5,077
     Federal funds purchased                                0                1                 1                  4
     Capitalized lease obligations                         23               26                69                 75
-------------------------------------------------------------------------------------------------------------------

Total interest expense                                  2,730            1,852             7,494              5,156
-------------------------------------------------------------------------------------------------------------------
Net interest income                                     2,712            2,773             8,290              8,067

Provision for loan losses                                  92               46               273                408
-------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     loan losses                                        2,620            2,727             8,017              7,659
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                             135              105               384                309
     Other                                                 36               13                60                 33
-------------------------------------------------------------------------------------------------------------------

Total noninterest income                                  171              118               444                342
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                832              763             2,414              2,259
     Net occupancy and furniture/
       equipment expenses                                 272              241               740                710
     Data processing services                             122              102               343                319
     FDIC insurance                                      (16)              134               262                398
     Other expenses                                       449              474             1,358              1,381
-------------------------------------------------------------------------------------------------------------------

Total noninterest expense                               1,659            1,714             5,117              5,067
-------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision              1,132            1,131             3,344              2,934
Federal income tax provision                              338              341             1,025                919
-------------------------------------------------------------------------------------------------------------------

Net income                                                794              790             2,319              2,015
===================================================================================================================


Per share information:
     Net income                                          $.90             $.90             $2.62              $2.28
     Weighted average shares outstanding              884,680          884,680           884,680            884,680
===================================================================================================================

  *The accompanying notes are an integral part of the consolidated financial statements.

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)


------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine months ended September 30,
                                                                                          1995                      1994
------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                          $2,319                    $2,015
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                           273                       408
       Depreciation and amortization of investment securities, bank
         premises, leasehold improvements and furniture and equipment                      333                       332
       Increase in interest receivable and other assets                                  (567)                   (1,287)
       Increase in interest payable and other liabilities                                  161                       136
       Other                                                                                 1                     1,016
------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                2,520                     2,620
------------------------------------------------------------------------------------------------------------------------
Investing activities:
   Purchases of securities                                                            (26,762)                  (26,036)
   Proceeds from maturities of securities                                               13,659                    17,719
   Net (increase) decrease in loans                                                    (2,817)                       966
   Purchases of bank premises, leasehold improvements and
       furniture and equipment-net                                                       (644)                     (117)
   Proceeds from sales of assets acquired through foreclosure                              497                        --
   Proceeds from sales of equipment                                                         --                        38
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (16,067)                   (7,430)
------------------------------------------------------------------------------------------------------------------------

Financing activities:
   Net increase in noninterest-bearing demand deposits
     and interest-bearing deposits                                                      19,487                     5,662
   Repayment of federal funds purchased                                                (1,900)                        --
   Principal payments on capitalized lease obligation                                     (47)                      (43)
   Dividends paid                                                                        (487)                     (443)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               17,053                     5,176
------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                    3,506                       366
Cash and cash equivalents at beginning of period                                        10,659                    10,935
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $14,165                   $11,301
========================================================================================================================

Cash paid during the period:
   Interest                                                                            $ 7,066                   $ 4,941
   Taxes                                                                                $  952                    $  858
========================================================================================================================

Noncash transactions
   Transfer of loans to real estate owned                                              $   200                   $   271
   Change in unrealized loss on securities available for sale, net of tax              $   737                   $   984
========================================================================================================================

  *The accompanying notes are an integral part of the consolidated financial statement.

FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

----------------------------------------------------------------------------


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended December 31, 1994. The results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

         BUSINESS

         The Company's principal subsidiary, The First National Bank of Jermyn, conducts business from its branch bank system located in Lackawanna County, Pennsylvania. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of all of the Company's wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made in order to conform with the current year's presentation. The accompanying consolidated financial statements have been prepared on an accrual basis.

(2)      EARNINGS PER SHARE

         Earnings per share was $.90 and $2.62 for the three-month and nine month periods ended September 30, 1995 as compared to $.90 and $2.28 for the three month and nine month periods ended September 30, 1994. Earnings per share was computed based on the weighted average number of shares outstanding during each period.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which amends SFAS No. 114 and requires certain related disclosures. Both SFAS No. 114 and 118 were effective for the Company beginning January 1, 1995 and have been reflected prospectively from that date. The implementation of these statements did not have a material effect on the Company's results of operations or financial condition. As of September 30, 1995, the Company had no impaired loans. For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial, and agricultural loans with balances less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes nonaccrual, or earlier, based on management's assessment of the relevant facts and circumstances. The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans. Cash receipts on impaired loans are not recognized as income, but are applied to principal. Impaired loans are charged off when the Company determines that principle and interest are no longer deemed collectible.

         In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. SFAS No. 121 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.

         In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This statement will prospectively require the Company, which services mortgage loans for others in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of the assets at each reporting date to determine impairment. SFAS No. 122 is required to be adopted by the Company in 1996. Management does not expect the adoption of this statement to materially effect the Company's results of operations or financial condition.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Company in 1996. Management expects that it will not adopt fair value accounting for stock options issued to employees and, therefore, does not expect the adoption of this statement to materially effect the Company's results of operation or financial condition.

-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three month and nine month periods ended September 30, 1995 was $794,000 and $2,319,000 or $.90 and $2.62 per share compared to $790,000 and $2,015,000 or $.90 and $2.28 in the same three month and nine-month periods in the preceding year. The increase in net income is primarily attributable to the increase in net interest income combined with a decrease in the provision for loan losses.

At September 30, 1995, the Company had total assets of $298 million compared to $278 million at December 31, 1994. The growth in total assets substantially consists of growth in the securities portfolio and federal funds sold which were funded by deposit growth.

The Company improved on certain ratios that measure overall profitability, namely, return on average assets and return on average equity. The Company recorded an annualized return on average assets of 1.08% for the nine-month period ending September 30, 1995, compared to 1.02% for the same period in 1994. Return on average equity of 12.78% was recorded for the nine-month period ended September 30, 1995, compared to 11.83% for the same period in l994.

The Company continues to build its allowance for loan losses, providing $92,000 and $273,000 for the three-month and nine-month periods ended September 30, 1995, which increased the allowance for loan losses to $3,007,000 at September 30, 1995 from $2,835,000 at December 31, 1994.

Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-related securities and purchasing higher yielding, rate sensitive assets with the proceeds. The Company will also increase market penetration through branch expansion. The branch expansion has begun with the acquisition of a bank building in Carbondale. The Company plans to open this branch in December 1995. Additionally, the Company will be seeking to enhance its net interest margin by increasing the higher yielding loan portfolio with the cash flows from the repayments on the mortgage-related and investment securities portfolios.


FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks declined to approximately $6.7 million at September 30, 1995 from $10.7 million at December 31, 1994 due to normal fluctuations resulting from the conduct of customer business. Federal funds sold increased to $7.4 million at September 30, 1995 from zero at December 31, 1994 as the company experienced increased liquidity resulting from growth in deposits.

SECURITIES AVAILABLE FOR SALE

Securities available for sale, including mortgage backed securities, as well as investment securities, have increased $14.2 million or 15% to $106.7 million from $92.5 million at December 31, 1994. This increase was primarily driven by the purchase of $8 million dollars of variable rate mortgage backed securities available for sale and $6.4 million of municipal bonds held as investment securities. This increase was funded by the related increase in savings deposits.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $167.0 million at September 30, 1995, an increase of $2.3 million or 1.4% from $164.7 million at December 31, 1994. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets decreased from $3.8 million or l.36% of total assets at December 31, 1994 to $3.2 million or l.08% of total assets at September 30, 1995. At September 30, 1995, the Company's non-accrual loans were $2.3 million, a decrease of $771,000 or 25% under that of December 31, 1994. The most significant transaction in the nonaccrual portfolio was the full collection of a $1.1 million nonaccrual commercial loan in the third quarter of 1995. The decrease in nonaccrual loans was offset by an increase of $777,000 in loans greater than ninety days delinquent but still accruing from $l85,000 at December 31, 1994 to $962,000 at September 30, 1995. This increase was due to one well secured residential loan for $455,000 and a number of smaller well secured credits.

Real estate owned, net decreased $297,000 or 51.7% from $574,000 as of December 31, 1994 to $ 277,000 as of September 30, 1995, due to continued sales of properties. There were no significant gains or losses on the sale of real estate owned.

                                                       9/30/95                       9/30/94
                                                       -------                       -------
         Nonaccrual                                   2,272,000                      3,147,000

         Loans 90 days or more delinquent               962,000                         89,000

         Restructured                                       ---                            ---
                                                     ----------                      ---------
             Total non-performing loans              $3,234,000                     $3,236,000

         Other real estate owned other than

             Bank premises                              277,000                        543,000
                                                        -------                        -------

             Total                                   $3,511,000                     $3,779,000

The comparability of the above information was not affected by the adoption of SFAS No. 114. There are no impaired loans under SFAS No. 114 which are not included in the above table.


At September 30, 1995, the Company's allowance for loan losses amounted to $3.01 million or 1.76% of gross loans receivable. At December 31, 1994, the Company's allowance for loan losses was $2.84 million or l.68% of gross loans receivable.

DEPOSITS

Deposits increased $19.5 million or 7.8% from $250.8 million at December 31, 1994 to $270.3 million at September 30, 1995. The increase in deposits was primarily due to an increase in certificates of deposit from the local market. The Company believes this increase is due to the Bank's competitive rates.

EQUITY

At September 30, 1995, total equity was $25.7 million or 8.6% of total assets compared to $23.2 million or 8.3% of total assets as of December 31, 1994. Total equity increased primarily due to the retention of net income during the intervening period less dividends paid.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income increased $4,000 to $794,000 for the three months ended September 30, 1995, compared to $790,000 recorded in the comparable period of the prior year. For the nine-month period ended September 30, 1995, net income increased $304,000 or approximately 15% compared to $2,015,000 for the nine-months ended September 30, 1994. Earnings for the nine-month period of 1995 have improved primarily due to increased net interest income, a reduced provision for loan losses, an increase in noninterest income related to higher service charges, and a decrease in noninterest expense related to lower FDIC insurance premiums.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.71 million for the three-month period ended September 30, 1995, which represents a $61,000 or 2.2% decrease from the $2.77 million recorded in the comparable prior period. Net interest income before provision for loan losses amounted to $8.3 million for the nine-month period ended September 30, 1995, which represents an increase of $200,000 or 2.5% from the $8.1 million recorded in the comparable prior period. The increase in net interest income was primarily due to the increase in interest earning assets.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three month and nine month periods ended September 30, 1995, the provision for loan losses amounted to $92,000 and $273,000. This represents an increase of $46,000 for the three months ended September 30, 1995 compared to 1994. However, for the nine months ended September 30, 1995 a decrease of $135,000 in the provision for loan losses was noted when compared to the corresponding period of the previous year. The overall decrease in the provision was a result of the Company's improvement in asset quality from September 30, 1994 to September 30, 1995.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the three month and nine-month periods ending September 30, 1995 increased approximately $53,000 and $102,000 respectively from the comparable prior periods, due to increased service charges and fees. Service charges and fees have benefited from an increase in rates charged by the Bank. Other non-interest income consists principally of safe deposit box rental and increased in 1995 due to the addition of gain on sale of loans and other real estate rentals.

NONINTEREST EXPENSES

Noninterest expenses for the three month period ending September 30, 1995 decreased approximately 3% from the comparable prior period, with the biggest decrease occurring in FDIC insurance. During the third quarter of 1995, the FDIC determined that the Bank Insurance Fund was over capitalized and therefore, a refund of premiums was distributed to the Company. The Company expects to experience reduced FDIC insurance costs for the foreseeable future.

INCOME TAXES

Income tax expense totaled $338,000 and $1,025,000 for the three-month and nine-month periods ended September 30, 1995 compared to $341,000 and $919,000 for the comparable prior periods. These amounts resulted in effective tax rates of 30% and 31%, respectively. The increase in tax expense during the nine-month period ending September 30, 1995 was due to an increase in income before the federal income tax provision. The effective tax rate declined slightly due primarily to an increase in tax-exempt income.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $2,570,000 to $25,734,000 at September 30, 1995, as a result of income retained during the nine-months ended September 30, 1995 and a reduction in the net unrealized loss on securities available for sale. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at September 30, 1995, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 17.83% at September 30, 1995. The Company's Tier 1 risk-based capital ratio was 16.57% at September 30, 1995.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.87% at September 30, 1995.

In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

The Act establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized", "under-capitalized", "significantly under-capitalized", and "critically under-capitalized". FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At September 30, 1995, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 17.83%, 16.57% and 8.87%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES

September 30, 1995



         PART II.   OTHER INFORMATION

         ITEM 1.            LEGAL PROCEEDINGS
                            None

         ITEM 2.            CHANGES IN SECURITIES
                            None

         ITEM 3.            DEFAULTS UPON SENIOR SECURITIES
                            None

         ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                            None

         ITEM 5.            OTHER INFORMATION
                            None

         ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K
                            (a):  Exhibits:
                                  None

                            (b):  Reports on Form 8-K:
                                  None

FIRST JERMYN CORP. AND SUBSIDIARIES

September 30, 1995



         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                             ----------------------
                                  (Registrant)


         Date    November 06, 1995          By /s/ William M. Davis
                 -----------------                 ----------------
                                                William M. Davis
                                            Chairman, President and Director
                                               (Principal Executive Officer)

         Date    November 06, 1995          By /s/  Martha Myshak
                 -----------------                ---------------------------
                                                Martha Myshak
                                             (Principal Financial Officer and
                                                       Treasurer)

         Date    November 06, 1995          By /s/  Donald J. Gibbs
                 -----------------                ----------------------------
                                                Donald J. Gibbs
                                             (Principal Accounting Officer
                                                and Vice President, Finance/
                                                Control Division Manager)