Form 10QSB
period 1996-03-31
FIRST JERMYN CORP
filed 1996-05-15
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

         Commission file number 0-133312


                             THE FIRST JERMYN CORP.
       (Exact name of small business issuer as specified in its charter)

Pennsylvania                                                                          23-2275242
- ------------                                                                          ----------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania                               18433-0039
- -------------------------------------------------------                               ----------
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

Yes X                     No __

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                                                       Outstanding at May 6, 1996
                 -----                                                       --------------------------
Common stock, $1.25 par value                                                884,680


                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX


                                                                                              PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:
         Consolidated Balance Sheets - March 31, 1996 and
                 December 31, 1995                                                            1
         Consolidated Statements of Income - Three Months
                 Ended March 31, 1996 and 1995                                                2

         Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1996 and 1995                                   3

         Notes to Consolidated Financial Statements-
                 Three Months Ended March 31, 1996 and 1995 and
                 December 31, 1995                                                            4

         ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                6

PART II - OTHER INFORMATION                                                                  11

SIGNATURES                                                                                   12

THE FIRST JERMYN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)
- -------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

- -----------------------------------------------------------------------------------------------------------
                                                                             March 31,        December 31,
ASSETS                                                                          1996             1995
- -----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                   $     7,729               12,341
Federal Funds sold                                                              4,940                1,860
Securities available for sale                                                  29,314               13,375
Mortgage backed securities available for sale                                  27,372               26,206
Investment securities                                                          72,019               75,317

Loans, gross                                                                  171,655              174,470
Less: Unearned discount and origination fees                                   (1,068)              (1,128)
      Allowance for loan losses                                                (2,984)              (3,015)
- -----------------------------------------------------------------------------------------------------------
Loans, net                                                                    167,603              170,327

Accrued interest receivable                                                     3,175                2,551
Bank premises, leasehold improvements and furniture and equipment -net          5,098                5,190
Real estate owned other than bank premises                                        345                  296
Other assets                                                                    2,425                2,523
- -----------------------------------------------------------------------------------------------------------

Total assets                                                              $   320,020              309,986
===========================================================================================================

LIABILITIES
- ------------------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                             $    27,715               29,071
   Interest-bearing                                                           262,308              252,227
- -----------------------------------------------------------------------------------------------------------

Total deposits                                                                290,023              281,298
- -----------------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                      873                  891
Accrued interest payable                                                        1,190                1,106
Other liabilities                                                                 544                  482
- -----------------------------------------------------------------------------------------------------------

Total liabilities                                                             292,630              283,777
- -----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------

Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                 1,125                1,125
Surplus                                                                         3,876                3,876
Retained earnings                                                              23,162               21,944
Unrealized loss on securities available for sale, net of tax                     (577)                (540)
Less treasury stock-at cost (15,205)                                             (196)                (196)
- -----------------------------------------------------------------------------------------------------------
Total shareholders equity                                                      27,390               26,209
- -----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $   320,020              309,986
===========================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

                                                                              Three months ended March 31,

                                                                                 1996                 1995
- --------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                              $    3,686                3,588
   Interest and dividends on securities:
          U.S. Treasury                                                         1,164                1,135
          U.S. government agencies                                                  1                    1
          Collateralized mortgage obligations of U.S. government
              agencies and corporations                                           430                  219
          State and political subdivisions                                        247                   38
          Other taxable debt                                                        8                   12
          Taxable equity                                                            2                    2
     Interest on federal funds sold                                               127                   40
- ----------------------------------------------------------------------------------------------------------

Total interest income                                                           5,665                5,035
- ----------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                                   2,843                2,168
     Federal funds purchased                                                      ---                    1
     Capitalized lease obligation                                                  21                   23
- ----------------------------------------------------------------------------------------------------------

Total interest expense                                                          2,864                2,192
- ----------------------------------------------------------------------------------------------------------

Net interest income                                                             2,801                2,843

Provision for loan losses                                                          46                   90
- ----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             2,755                2,753
- ----------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                                     113                  114
     Gain on legal settlement                                                     600                 ---
     Other                                                                         15                   20
- ----------------------------------------------------------------------------------------------------------

Total Noninterest income                                                          728                  134
- ----------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                                        862                  788
     Net occupancy and furniture/equipment expenses                               307                  228
     Data processing services                                                     106                  105
     FDIC insurance                                                                18                  140
     Advertising                                                                   64                   34
     Other expenses                                                               433                  400
- ----------------------------------------------------------------------------------------------------------

Total noninterest expense                                                       1,790                1,695
- ----------------------------------------------------------------------------------------------------------

Income before federal income tax provision                                      1,693                1,192
Federal income tax provision                                                      475                  373
- ----------------------------------------------------------------------------------------------------------

Net income                                                                      1,218                  819
==========================================================================================================
Per share information:
     Net income                                                            $     1.38                  .93
     Weighted average shares outstanding                                      884,680              884,680
==========================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)

                                                                              Three months ended March 31,
                                                                                   1996           1995
- --------------------------------------------------------------------------------------------------------
Operating activities:                                                           $  1,218             819
     Net income
Adjustments to reconcile net income to net cash provided by
         Operating activities:
               Provision for loan losses
               Depreciation and amotization of investment securities,  bank           46              90
                  premises, leashold improvements and furniture and equipment        135             108
               Increase in interest receivable and other assets                     (632)           (140)
               Decrease in interest payable and other liabilities                    234             175
- --------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          1,001           1,052
- --------------------------------------------------------------------------------------------------------

Investing activities:

     Proceeds from maturities of secutities                                        4,423           1,154
     Purchases of securities available for sale                                  (18,248)            ---
     Net (increase) decrease in loans                                              2,628            (748)
     Purchase of bank premises, leasehold improvements and
                  furniture and equipment-net                                        (43)           (380)
     Sales of assets acquired through foreclosure                                    ---             116
- --------------------------------------------------------------------------------------------------------

Net cash (used) provided by investing activities                                 (11,240)            142
- --------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                            8,725           2,622
     Repayments of federal funds purchased                                           ---          (1,900)
     Principal payments on capitalized lease obligation                              (18)            (16)
- --------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                          8,707             706
- --------------------------------------------------------------------------------------------------------

(Decrease)/Increase in cash and cash equivalents                                  (1,532)          1,900

Cash and cash equivalents at beginning of year                                    14,201          10,659
- --------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                        $ 12,669          12,559
========================================================================================================

Cash paid during the year:
     Interest                                                                   $  2,780           2,068
     Federal Income Taxes                                                            175             193
========================================================================================================

Noncash transactions
     Net unrealized (loss) gain on securities available for sale, net of tax    $    (38)            285
     Transfers of loans to real estate owned other than bank premise                  50             ---
========================================================================================================



  FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended December 31, 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of all of the Company's wholly- owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made in order to conform with the current year's presentation. The accompanying consolidated financial statements have been prepared on an accrual basis.

(2)      EARNINGS PER SHARE

         Earnings per share was $1.38 and $.93 for the three-month periods ended March 31, 1996 and 1995 and was computed based on the weighted average number of shares outstanding during each period.

_______________________________________________________________________________

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed of. This statement requires that long-lived asset and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. SFAS No. 121 has been adopted by the Company effective January 1, 1996. The adoption of this statement did not materially effect the Company's results of operations, equity, or financial condition.

In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This statement will prospectively require the Company, which services mortgage loans for other in return for a fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company will be required to assess the fair value of the assets at each reporting date to determine impairment. SFAS No. 122 was adopted by the Company effective January 1, 1996. The adoption of this statement did not materially effect the Company's results of operations, equity, or financial condition.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 was adopted by the Company effective January 1, 1996. Management did not adopt fair value accounting for stock options issued to employees and therefore, the adoption of this statement will not materially effect the Company's results of operation, equity, or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three months ended March 31, 1996 was $1,218,000 or $1.38 per share compared to $819,000 and $.93 in the same three-month period in the preceding year.

The Company improved on certain ratios that measure overall profitability, namely, return on average assets and return on average equity. The Company recorded an annualized return on average assets of 1.55% for the three-month period ending March 31, 1996, compared to 1.17% for the same period in 1995. Return on average equity of 18.43% was recorded for the three-month period ended March 31, 1996, compared to 13.8% for the same period in l995.

The increase in net income is primarily attributable to a one time gain on a legal settlement in the Company's favor of $600,000. After considering Federal income taxes, this gain added $396,000 to net income of the Company for the first quarter. Without considering this gain, the Company's net income for the quarter ended March 31, 1996 would have been $822,000, an increase of $3,000 over the comparable period in 1995.

At March 31, 1996, the Company had total assets of $320 million compared to $310 million at December 31, 1995. This growth in total assets substantially consists of growth in the securities available for sale portfolio and federal funds sold which were funded by deposit growth.The Company anticipates increasing market penetration through branch expansion. The branch expansion has begun with the opening of an office in Carbondale in December 1995.

The Company is susceptible to a continued increasing interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks declined to approximately $7.7 million at March 31, 1996 from $12.3 million at December 31, 1995 due to normal fluctuations resulting from the conduct of customer business. Federal funds sold increased to $4.9 million at March 31, 1996 from $1.9 million at December 31, 1995 as the company experienced increased liquidity resulting from growth in deposits.

SECURITIES

Securities including securities available for sale, mortgage backed securities available for sale, as well as investment securities, have increased $13.8 million or 12% to $128.7 million from $114.9 million at December 31, 1995. This increase was primarily driven by the purchase of $14 million dollars of U.S. Treasury securities with maturities generally less than two years. This increase was funded by the related increase in savings deposits as well as repayment of principal on loans.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $167.6 million at March 31, 1996, a decrease of $2.7 million or 1.6% from $170.3 million at December 31, 1995. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets increased from $2.8 million or .90% of total assets at December 31, 1995 to $3.5 million or 1.09% of total assets at March 31, 1996. Loans greater than ninety days delinquent but still accruing increased from $511,000 at December 31, 1995 to $1,153,000 at March 31, 1996. This increase was due to two well secured residential loans for a total of $550,000 and a number of smaller well secured credits.

Real estate owned, increased $50,000 or 16.9% from $295,000 as of December 31, 1995 to $345,000 as of March 31, 1996, due to the foreclosure of property securing one credit. There were no significant gains or losses on the sale of real estate owned.

                                                       3/31/96                       12/31/95
                                                       -------                       --------
         Nonaccrual                                   1,984,000                      1,978,000

         Loans 90 days or more delinquent             1,153,000                        511,000

         Restructured                                       ---                            ---
                                                     ----------                      ---------
             Total non-performing loans              $3,137,000                     $2,489,000

         Other real estate owned other than

             Bank premises                              345,000                        295,000
                                                        -------                        -------

             Total non-performing assets             $3,482,000                     $2,784,000


At March 31, 1996, the Company's allowance for loan losses amounted to $2.98 million or 1.74% of gross loans receivable. At December 31, 1995, the Company's allowance for loan losses was $3.02 million or l.73% of gross loans receivable.

DEPOSITS

Deposits increased $8.7 million or 3.1% from $281.3 million at December 31, 1995 to $290 million at March 31, 1996. The increase in deposits was primarily due to an increase in certificates of deposit. The Company believes this increase is due to the Bank's competitive rates. Another significant factor relating to the increase in deposits has been the opening of the Company's Carbondale office.

EQUITY

At March 31, 1996, total equity was $27.4 million or 8.6% of total assets compared to $26.2 million or 8.5% of total assets as of December 31, 1995. Total equity increased primarily due to the retention of net income during the intervening period.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income increased $399,000 to $1,218,000 for the three months ended March 31, 1996, compared to $819,000 recorded in the comparable prior period. In a competitive rate environment, the Company was able to maintain its level of core earnings as net interest income after provision for loan losses remained constant at $2.8 million for the three months ended March 31, 1996 and 1995. These increases were partially offset by an increase in noninterest expenses and income taxes.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.8 million for the three-month period ended March 31, 1996 and 1995. Interest income in 1996 increased for income on securities but was offset by interest on an enlarged deposit base.


Total interest income increased by $630,000 or 12.5% to $5,665,000 for the three month period ended March 31, 1996 from $5,035,000 during the comparable prior period. The increase was primarily the result of an increase in the average interest-earning assets of $37,590,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Additionally, the yield earned on average interest- earning assets decreased 22 basis points during the three months ended March 31, 1996 compared to the 1995 period.

Total interest expense incresed by $672,000 or 30.7% to $2,864,000 for the three months ended March 31, 1996 from $2,192,000 for the comparable prior period. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $37,645,000 during the three months ended March 31, 1996 compared to the 1995 period. The increase in interest expense on deposits was also caused by a 47 basis point increase in the average rates paid for the three months ended March 31, 1996 over the comparable 1995 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 1996, the provision for loan losses amounted to $46,000 a decrease of $44,000 from the $90,000 recorded in the comparable prior period. The decreased provision was a result of the Company's improvement in asset quality from March 31, 1995 to March 31, 1996.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the period ending March 31, 1996 increased approximately $594,000 to $728,000 from the comparable prior period, primarily due to a one-time gain on a legal settlement in the Company's favor.

NONINTEREST EXPENSES

Noninterest expenses for the period ending March 31, 1996 increased approximately 6% from the comparable prior period, with the biggest increases occurring in salaries and benefits and net occupancy and furniture / equipment expenses as a result of normal merit increases and additional personnel and facilities related to the opening of the Carbondale office.

INCOME TAXES

Income tax expense totaled $475,000 for the three-month period ended March 31, 1996 compared to $373,000 for the comparable prior period. These amounts resulted in effective tax rates calculated at 28.1% and 31.3%, respectively. The increase in tax expense during the period ending March 31, 1996 was due to an increase in income before the federal income tax provision. The effective tax rate declined due primarily to an increase in tax-exempt income.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses.

Shareholders' equity increased $1,181,000 to $27,390,000 at March 31, 1996. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at March 31, 1996, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.82% at March 31, 1996. The Company's Tier 1 risk-based capital ratio was 17.56% at March 31, 1996.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.83% at March 31, 1996.

In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

The Act establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized," "under-capitalized:, "significantly under-capitalized," and "critically under-capitalized," FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At March 31, 1996, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.82%, 17.56% and 8.33%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1996



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

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                    None

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None

         ITEM 5.    OTHER INFORMATION
                    None

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                    (a):          Exhibits:
                                  None

                    (b):          Reports on Form 8-K:
                                  None

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1996

         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (Registrant)


         Date    May 13, 1996             By /s/  William M. Davis
                 ------------                --------------------------------------
                                                  William M. Davis
                                                  Chairman, President and
                                                  Director
                                                  (Principal Executive Officer)

         Date    May 13,1996              By /s/  Martha Myshak
                 ------------                --------------------------------------
                                                  Martha Myshak
                                                  (Principal Financial Officer and
                                                  Treasurer)

         Date    May 13, 1996             By /s/  Donald J. Gibbs
                 ------------                --------------------------------------
                                                  Donald J. Gibbs
                                                  (Principal Accounting Officer
                                                  and Vice President, Finance/
                                                  Control Division Manager)