Form 10QSB
period 1996-06-30
FIRST JERMYN CORP
filed 1996-08-13
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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


Issuer's telephone number 717-876-6500

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes X                     No___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at July 29, 1996
          -----                                ----------------------------
Common stock, $1.25 par value                            884,680

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                                                  PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - June 30, 1996 and
                 December 31, 1995                                                                                  1

         Consolidated Statements of Income - Three Months and Six Months
                 Ended June 30, 1996 and 1995                                                                       2

         Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1996 and 1995                                                            3

         Notes to Consolidated Financial Statements                                                                 4

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                      6

PART II - OTHER INFORMATION                                                                                         11

SIGNATURES                                                                                                          12

PART I.   FINANCIAL INFORMATION
         ITEM I.  FINANCIAL STATEMENTS


THE FIRST JERMYN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

- -----------------------------------------------------------------------

                                                                         June 30,        December 31,
ASSETS                                                                   1996                1995
- -----------------------------------------------------------------------------------------------------
S>
Cash and due from banks                                                 $ 10,001              12,341
Federal funds sold                                                           ---               1,860
Securities available for sale                                             29,176              13,375
Mortgage backed securities available for sale                             26,339              26,206
Investment securities                                                     68,002              75,317
Loans, gross                                                             179,802             174,470
Less: Unearned discount and origination fees                              (1,055)             (1,128)
      Allowance for loan losses                                           (3,054)             (3,015)
- ----------------------------------------------------------------------------------------------------
Loans, net                                                               175,693             170,327

Accrued interest receivable                                                2,917               2,551
Bank premises, leasehold improvements and furniture and equipment - net    5,125               5,190
Real estate owned other than bank premises                                   324                 296
Other assets                                                               2,388               2,523
- ----------------------------------------------------------------------------------------------------

Total assets                                                            $319,965             309,986
====================================================================================================

LIABILITIES
- ----------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                           $ 28,066              29,071
   Interest-bearing                                                      259,798             252,227
- ----------------------------------------------------------------------------------------------------

Total deposits                                                           287,864             281,298
- ----------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                 856                 891
Federal funds purchased                                                      230                 ---
Other borrowed money                                                       1,900                 ---
Accrued interest payable                                                   1,158               1,106
Other liabilities                                                            329                 482
- ----------------------------------------------------------------------------------------------------

Total liabilities                                                        292,337             283,777
- ----------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                            1,125               1,125
Surplus                                                                    3,876               3,876
Retained earnings                                                         23,507              21,944
Unrealized loss on securities available for sale, net of tax                (684)               (540)
Less treasury stock-at cost (15,205 shares)                                 (196)               (196)
- ----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                27,628              26,209
- ----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $319,965             309,986
====================================================================================================

          See accompanying notes to consolidated financial statements

THE FIRST JERMYN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

- -------------------------------------------------------------------------------------------------------------
                                                 Three months                             Six months
                                                 Ended June 30                           Ended June 30
                                            1996             1995                   1996                1995
- -------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans               3,692             3,669                  7,378              7,257
   Interest and dividends on securities:
    U.S. Treasury                           1,251             1,230                  2,415              2,365
    U.S. government agencies                    2                 1                      3                  2
    CMO's of  U.S. government agencies
        and corporations                      433               270                    863                489
    State and political subdivisions          248                37                    495                 75
    Other taxable debt                          5                12                     13                 24
    Taxable equity                              2                 2                      4                  4
   Interest on federal funds sold              60                86                    187                126
- -------------------------------------------------------------------------------------------------------------

Total interest income                       5,693             5,307                 11,358             10,342
- -------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits                                2,785             2,549                  5,628              4,717
    Federal funds purchased                     2                 0                      2                  1
    Capitalized lease obligations              22                23                     43                 46
- -------------------------------------------------------------------------------------------------------------

Total interest expense                      2,809             2,572                  5,673              4,764
- -------------------------------------------------------------------------------------------------------------
Net interest income                         2,884             2,735                  5,685              5,578

Provision for loan losses                      45                91                     91                181
- -------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     loan losses                            2,839             2,644                  5,594              5,397
- -------------------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges and fees                   86                96                    199                210
    Gain on legal settlement                  ---               ---                    600                ---

    Other                                      40                43                     55                 63
- -------------------------------------------------------------------------------------------------------------
Total noninterest income                      126               139                    854                273
- -------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Salaries and benefits                     901               794                  1,763              1,582
    Net occupancy and furniture/
      equipment expenses                      295               240                    602                468
    Data processing services                  105               116                    211                221
    FDIC insurance                             18               138                     36                278
    Advertising                                52                40                    116                 74
    Other expenses                            421               435                    854                835
- -------------------------------------------------------------------------------------------------------------

Total noninterest expense                   1,792             1,763                  3,582              3,458
- -------------------------------------------------------------------------------------------------------------

Income before federal income tax provision  1,173             1,020                  2,866              2,212
Federal income tax provision                  298               314                    773                687
- -------------------------------------------------------------------------------------------------------------

Net income                                    875               706                  2,093              1,525
=============================================================================================================

Per share information:
     Net income                              $.99              $.80                  $2.37              $1.72
     Weighted average shares outstanding  884,680           884,680                884,680            884,680
=============================================================================================================


          See accompanying notes to consolidated financial statements

THE FIRST JERMYN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------------
                                                                              Six months ended June 30,
                                                                                1996              1995
- ------------------------------------------------------------------------------------------------------
Operating activities:

   Net income                                                                 $   2,093   $     1,525

- -----------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                               91           181

             Depreciation and amortization of investment securities, bank
             premises, leasehold improvements and furniture and equipment           257           219
             Increase in interest receivable and OTHER assets                      (391)         (370)
             (Increase)/Decrease in interest payable and other liabilities          (13)          105
- -----------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         2,037         1,660
Investing activities:
     Purchases of securities available for sale                                 (18,248)      (20,166)
     Proceeds from maturities of securities                                       9,559         9,910
     Net increase in loans                                                       (5,509)       (2,097)
     Purchases of bank premises, leasehold improvements and
               furniture and equipment - net                                       (192)         (405)
     Sales of assets acquired through foreclosure                                    22           444
- -----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (14,368)      (12,314)
- -----------------------------------------------------------------------------------------------------
Financing activities:
     Net increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                           6,566        15,325
     Proceeds from (repayment of) federal funds purchased and
          Other borrowed money                                                    2,130        (1,900)
     Principal payments on capitalized lease obligation                             (35)          (31)
     Dividends paid                                                                (530)         (487)
- -----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         8,131        12,907
- -------------------------------------------------------------- --------------------------------------

(Decrease)/Increase in cash and cash equivalents                                 (4,200)        2,253
Cash and cash equivalents at beginning of period                                 14,201        10,659
- -----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $  10,001        12,912
=====================================================================================================

Cash paid during the period:
     Interest                                                                 $   5,621         4,438
     Federal Income Taxes                                                           847           601
=====================================================================================================

Noncash transactions:

     Transfer of loans to real estate owned                                   $      50           200
     Net unrealized (loss) gain on securities available for sale, net of tax  $    (144)          670
=====================================================================================================

          See accompanying notes to consolidated financial statements

FIRST JERMYN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________________________

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended December 31, 1995. The results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

(2)      EARNINGS PER SHARE

         Earnings per share was $.99 and $2.37 for the three-month and six month periods ended June 30, 1996 as compared to $.80 and $1.72 for the three month and six month periods ended June 30, 1995. Earnings per share was computed based on the weighted average number of shares outstanding during each period.

______________________________________________________________________________

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

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 was adopted by the Company effective January 1, 1996. Bank does not offer stock-based compensation and therefore, the adoption of this statement will not materially effect the Company's results of operation, equity, or financial condition.

In June 1996, the FASB Issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company has not yet determined the effect, if any, that SFAS 125 will have on its financial statements and will adopt SFAS 125 prospectively, effective January 1, 1997, the required date of adoption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three month and six month periods ended June 30, 1996 was $875,000 and $2,093,000 or $.99 and $2.37 per share compared to
$706,000 and $1,525,000 or $.80 and $1.72 in the same three month and six-month periods in the preceding year. The increase in net income is primarily attributable to the increase in net interest income combined with a decrease in the provision for loan losses.

At June 30, 1996, the Company had total assets of $320 million compared to $310 million at December 31, 1995. The growth in total assets substantially consists of growth in the securities and loan portfilios which were primarily funded by deposit growth.

The Company improved on certain ratios that measure overall profitability, namely, return on average assets and return on average equity. The Company recorded an annualized return on average assets of 1.32% for the six-month period ending June 30, 1996, compared to 1.09% for the same period in 1995. Annualized return on average equity of 15.59% was recorded for the six-month period ended June 30, 1996, compared to 12.91% for the same period in l995.

The Company is susceptible to a continued increasing interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing securities available for sale and purchasing higher
yielding, rate sensitive assets with the proceeds.   Additionally, the Company
will be seeking to enhance its net interest margin by increasing the higher yielding loan portfolio with the cash flows from the repayments on the mortgage-related and investment securities portfolios.


FINANCIAL CONDITION

CASH AND DUE FROM BANKS

Cash and due from banks declined to approximately $10 million at June 30, 1996 from $12.3 million at December 31, 1995 due to normal fluctuations resulting from the conduct of customer business.

SECURITIES AVAILABLE FOR SALE

Securities, including mortgage backed securities, available for sale increased $15.9 million or 40% to $55.5 million at June 30, 1996 from $39.6 million at
December 31, 1995.   This increase was funded in part by the proceeds from the
maturity of investment securities. The increase was primarily due to the purchase of Treasury Notes with maturity less than two years.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $175.7 million at June 30, 1996, an increase of $5.4 million or 3% from 170.3 million at December 31, 1995. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets increased from $2.8 million or .90 of total assets at December 31, 1995 to $3.7 million or l.15% of total assets at June 30, 1996. Loans greater than ninety days delinquent but still accruing increased from $511,000 at December 31, 1995 to $783,000 at June 30, 1996.

Real estate owned, increased $28,000 or 9.8% from $296,000 as of December 31, 1995 to $324,000 as of June 30, 1996, due to the foreclosure of property securing one credit. There were no significant gains or losses on the sale of real estate owned.

                                                      6/30/96        12/31/96         6/30/95
                                                     --------        --------         -------
         Nonaccrual                                 2,559,000       1,978,000       3,128,000

         Loans 90 days of more delinquent             783,000         511,000         828,000

         Restructured                                     ---             ---             ---
                                                    ---------       ---------       ---------

         Total non-performing loans                 3,342,000       2,489,000       3,956,000

         Other real estate owned other than
              Bank premises                           324,000         296,000         330,000
                                                    ---------       ---------       ---------

         Total non-performing assets                3,666,000       2,785,000       4,286,000

At June 30, 1996, the Company's allowance for loan losses amounted to $3.05 million or 1.71% of gross loans receivable. At December 31, 1995, the Company's allowance for loan losses was $3.02 million or l.73% of gross loans receivable.

DEPOSITS

Deposits increased $6.6 million or 2.3% from $281.3 million at December 31, 1995 to $287.9 million at June 30, 1996. The increase in deposits was primarily due to an increase in certificates of deposit. The Company believes this increase is due to the Bank's competitive rates. Another significant factor relating to the increase in deposits has been the opening of the Company's Carbondale office.

EQUITY

At June 30, 1996, total equity was $27.6 million or 8.6% of total assets compared to $26.2 million or 8.5% of total assets as of December 31, 1995. Total equity increased primarily due to the retention of net income during the intervening period, net of cash dividends paid.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income increased $169,000 to $875,000 for the three months ended June 30, 1996, compared to $706,000 recorded in the comparable prior period. For the six-month period ended June 30, 1996, net income increased $568,000 or approximately 37% compared to $1,525,000 for the six-months ended June 30, 1995. In a competitive rate enviroment, the Company was able to improve its level of core earning as net interest income after provision for loan losses increased by $195,000 and $197,000 for the three months and six month periods ended June 30, 1996 and 1995.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.9 million and $5.7 million for the three-month and six month periods ended June 30, 1996 as compared to $2.7 million and $5.6 million for the respective periods in 1995. Interest income in 1996 increased for income on securities but was offset by interest on an enlarged deposit base.

Total interest income increased to $5,693,000 and $11,358,000 for the three month and six month periods ended June 30, 1996 from $5,307,000 and $10,342,000 during the comparable prior periods. The increase was primarily the result of an increase in the average interest-earning assets of $35,630,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Additionally, the yield earned on average interest-earning assets decreased 23 basis points during the six months ended June 30, 1996 compared to the 1995 period.

Total interest expense increased by $237,000 and $909,000 to $2,809,000 and $5,673,000 for the three and six months ended June 30, 1996 from $2,572,000 and $4,764,000 for the comparable prior periods. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $30,463,000 during the six months ended June 30, 1996 compared to the 1995 period. The increase in interest expense on deposits was also caused by a 20 basis point increase in the average rates paid for the six months ended June 30, 1996 over the comparable 1995 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three month and six month periods ended June 30, 1996, the provision for loan losses amounted to $45,000 and $91,000, a decrease from the $91,000 and $181,000 recorded in the comparable prior periods. The decreased provision was a result of the Company's improvement in asset quality from June 30, 1995 to June 30, 1996.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the six months ending June 30, 1996 increased approximately $581,000 to $854,000 from the comparable prior period, primarily due to a one-time gain on a legal settlement in the Company's favor which was recorded in the first quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses for the six month period ending June 30, 1996 increased approximately 3.6% from the comparable prior period, with the biggest increase occurring in salaries and benefits and net occupancy and furniture/equipment expenses as a result of normal merit increases and additional personnel and facilities related to the opening of the Carbondale office. The increases were partially offset by a reduction in the Bank's FDIC insurance expenses.

INCOME TAXES

Income tax expense totaled $298,000 and $773,000 for the three-month and six month periods ended June 30, 1996 compared to $314,000 and $687,000 for the comparable prior periods. These amounts resulted in effective tax rates of 25.4% and 27% for the three and six months ended June 30, 1996 compared to 30.8% and 31.1% for the comparable periods in 1995. The increase in tax expense during the six month period ending June 30, 1996 was due to an increase in income before the federal income tax provision. The decrease in tax expense and effective tax rate during the three month period ending June 30, 1996 was due primarily to an increase in tax-exempt income.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $1,419,000 to $27,628,000 at June 30, 1996 compared to December 31, 1995. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at June 30, 1996, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.57% at June 30, 1996. The Company's Tier 1 risk-based capital ratio was 17.32% at June 30, 1996.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 8.81% at June 30, 1996.

In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

The Act establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized," "under-capitalized," "significantly under-capitalized," and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At June 30, 1996, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.57%, 17.32% and 8.81%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES
June 30, 1996



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

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                    None

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None

         ITEM 5.    OTHER INFORMATION
                    None

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                    (a):          Exhibits:
                                  None

                    (b):          Reports on Form 8-K:
                                  None

FIRST JERMYN CORP. AND SUBSIDIARIES
June 30, 1996




         SIGNATURES

In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (Registrant)



Date       August 9, 1996                      By/s/   William M. Davis
           --------------                              -----------------------
                                                       William M. Davis
                                                       Chairman, President and
                                                       Director
                                                       (Principal Executive
                                                       Officer)


Date       August 9, 1996                      By /s/  Martha Myshak
           --------------                              -----------------------
                                                       Martha Myshak
                                                       (Principal Financial
                                                       Officer and Treasurer)

Date       August 9, 1996                      By /s/  Donald J. Gibbs
           --------------                              ---------------
                                                       Donald J. Gibbs
                                                       (Principal Accounting
                                                       Officer and Vice
                                                       President, Finance /
                                                       Control Division Manager)

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                 JUNE 30, 1996


Part II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 None

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.          OTHER INFORMATION
                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a):     Exhibits:
                          None

                 (b):     Reports on FORM 8-K
                          None


SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (REGISTRANT)



DATE:    AUGUST 9, 1996                    -----------------------
                                               WILLIAM M. DAVIS
                                        Chairman, President and  Director
                                          (Principal Executive Officer)

DATE:    AUGUST 9, 1996                    -----------------------
                                                MARTHA MYSHAK
                                                 Treasurer
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)

DATE:    AUGUST 9, 1996                    -----------------------
                                               DONALD J. GIBBS
                                        (Vice President, Finance/Control
                                       Div. Mgr. and Principal Accounting
                                                  Officer)