Form 10QSB
period 1996-09-30
FIRST JERMYN CORP
filed 1996-11-13
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

Yes [X]          No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at October 21, 1996
           -----                            -------------------------------
Common stock, $1.25 par value                           884,680

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB


                                     INDEX


                                                                                             PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995               1

         Consolidated Statements of Income - Three Months and Nine Months
             Ended September 30, 1996 and 1995                                                2

         Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995                                    3

         Notes to Consolidated Financial Statements                                           4

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                6

PART II - OTHER INFORMATION                                                                   11

SIGNATURES                                                                                    12

PART I.   FINANCIAL INFORMATION

          ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)


-------------------------------------------------------------------------------------------------------------
                                                                            September 30,        December 31,
ASSETS                                                                          1996                 1995
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $9,077               12,341
Federal funds sold                                                                ---                1,860
Securities available for sale                                                  26,200               13,375
Mortgage backed securities available for sale                                  25,374               26,206
Investment securities (total market value - 1996 - $65,608,
  1995 - $77,394)                                                              64,869               75,317

Loans, gross                                                                  190,380              174,470
Less: Unearned discount and origination fees                                   (1,009)              (1,128)
          Allowance for loan losses                                            (3,104)              (3,015)
-------------------------------------------------------------------------------------------------------------

Loans, net                                                                    186,267              170,327
Accrued interest receivable                                                     2,681                2,551
Bank premises, leasehold improvements and furniture and equipment-net           5,060                5,190
Real estate owned other than bank premises                                        324                  296
Other assets                                                                    2,369                2,523
-------------------------------------------------------------------------------------------------------------

Total assets                                                                 $322,221              309,986
=============================================================================================================

LIABILITIES
-------------------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                                 $28,530               29,071
   Interest-bearing                                                           259,716              252,227
-------------------------------------------------------------------------------------------------------------

Total deposits                                                                288,246              281,298
-------------------------------------------------------------------------------------------------------------
Federal funds purchased                                                         3,100                  ---
Capitalized lease obligation                                                      839                  891
Accrued interest payable                                                        1,189                1,106
Other liabilities                                                                 312                  482
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                             293,686              283,777
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                 1,125                1,125
Surplus                                                                         3,876                3,876
Retained earnings                                                              24,381               21,944
Unrealized loss on securities available for sale, net of tax                     (651)                (540)
Less treasury stock-at cost (15,205 shares)                                      (196)                (196)
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     28,535               26,209
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $322,221              309,986
=============================================================================================================


         *See accompanying notes to consolidated financial statements.

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

                                                 Three months                              Nine months
                                              Ended September 30                       Ended September 30
                                             1996              1995                  1996               1995
-------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans               3,862             3,691                 11,240             10,948
   Interest and dividends on securities
    U.S. Treasury                           1,177             1,200                  3,592              3,565
    U.S. government agencies                    2                 2                      5                  4
    CMO's of  U.S. government agencies
        and corporations                      414               350                  1,277                839
    State and political subdivisions          247                87                    742                162
    Other taxable debt                          5                11                     18                 35
    Taxable equity                              3                 3                      7                  7
   Interest on federal funds sold               6                98                    193                224
-------------------------------------------------------------------------------------------------------------

Total interest income                       5,716             5,442                 17,074             15,784
-------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits                                2,772             2,707                  8,400              7,424
    Federal funds purchased                    15                 0                     17                  1
    Capitalized lease obligations              22                23                     65                 69
-------------------------------------------------------------------------------------------------------------

Total interest expense                      2,809             2,730                  8,482              7,494
-------------------------------------------------------------------------------------------------------------
Net interest income                         2,907             2,712                  8,592              8,290

Provision for loan losses                      46                92                    137                273
-------------------------------------------------------------------------------------------------------------

Net interest income after provision for
     loan losses                            2,861             2,620                  8,455              8,017
-------------------------------------------------------------------------------------------------------------

Noninterest income:
    Service charges and fees                  108               135                    307                384
      Gain on legal settlement                ---               ---                    600                ---
    Other                                      31                36                     86                 60
-------------------------------------------------------------------------------------------------------------

Total noninterest income                      139               171                    993                444
-------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Salaries and benefits                     917               832                  2,680              2,414
    Net occupancy and furniture/
      equipment expenses                      291               272                    893                740
    Data processing services                  106               122                    317                343
    Advertising                                66                43                    182                117
    Other expenses                            451               390                  1,341              1,503
-------------------------------------------------------------------------------------------------------------

Total noninterest expense                   1,831             1,659                  5,413              5,117
-------------------------------------------------------------------------------------------------------------

Income before federal income
  tax provision                             1,169             1,132                  4,035              3,344
Federal income tax provision                  295               338                  1,068              1,025
-------------------------------------------------------------------------------------------------------------

Net income                                    874               794                  2,967              2,319
=============================================================================================================

Per share information:
     Net income                              $.99              $.90                  $3.35              $2.62
     Weighted average shares
       outstanding                        884,680           884,680                884,680            884,680
=============================================================================================================

  *The accompanying notes are an integral part of the consolidated financial statements.

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

-------------------------------------------------------------------------------------------------------------
                                                                             Nine months ended September 30,
                                                                               1996                   1995
-------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                $   2,967               $2,319
   Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for loan losses                                              137                  273
            Depreciation and amortization of investment securities, bank premises, leasehold improvements and furniture
                    and equipment                                                  390                  333
            Increase in interest receivable and other assets                      (119)                (567)
               Increase in interest payable and other liabilities                    1                  161
               Other                                                               ---                    1
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        3,376                2,520
-------------------------------------------------------------------------------------------------------------
Investing activities:
     Purchases of securities                                                   (18,248)             (26,762)
     Proceeds from maturities of securities                                     16,649               13,659
     Net increase in loans                                                     (16,127)              (2,817)
     Purchases of bank premises, leasehold improvements and
               furniture and equipment-net                                        (260)                (644)
     Proceeds from sales of assets acquired through foreclosure                     21                  497

     Proceeds from sales of equipment                                              ---                  ---
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                          (17,965)             (16,067)
-------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                          6,948               19,487
     Increase in (repayment of ) federal funds purchased                         3,100               (1,900)
     Principal payments on capitalized lease obligation                            (52)                 (47)
     Dividends paid                                                               (531)                (487)
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        9,465               17,053
-------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                           (5,124)               3,506
Cash and cash equivalents at beginning of period                                14,201               10,659
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                      $9,077              $14,165
=============================================================================================================

Cash paid during the period:
   Interest                                                                      8,334                7,066
   Taxes                                                                         1,087                  952
=============================================================================================================

Noncash transactions
     Transfer of loans to real estate owned                                        ---                  200
     Change in unrealized loss on securities
     available for sale, net of tax                                                111                  737
=============================================================================================================

  *The accompanying notes are an integral part of the consolidated financial statement.

FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements of First Jermyn Corp and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows In conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1995. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         BUSINESS

         The Company's principal subsidiary, The First National Bank of Jermyn (the Bank), conducts business from its branch bank system located in Lackawanna County, Pennsylvania. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

(2)      EARNINGS PER SHARE

         Earnings per share were $.99 and $3.35 for the three-month and nine month periods ended September 30, 1996 as compared to $.90 and $2.62 for the three month and nine month periods ended September 30, 1995. Earnings per share was computed based on the weighted average number of shares outstanding during each period.

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

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. The Bank does not offer stock-based compensation, and, therefore, the adoption of this statement as of January 1, 1996 did not effect the Company's results of operation, equity, or financial condition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three month and nine month periods ended September 30, 1996 was $874,000 and $2,967,000 or $.99 and $3.35 per share, respectively, compared to $794,000 and $2,319,000 or $.90 and $2.62, respectively, in the same three month and nine-month periods in the preceding year. The increase in net income for the three month period ended September 30, 1996 is primarily attributable to the increase in net interest income combined with a decrease in the provision for loan losses and a lower effective tax rate. For the nine month period ended September 30, 1996, the increase is also due to a gain on a legal settlement.

At September 30, 1996, the Company had total assets of $322 million compared to $310 million at December 31, 1995. The growth in total assets substantially consists of growth in the loan portfolios which were primarily funded by deposit growth.

The Company improved on certain ratios that measure overall profitability, namely, return on average assets and return on average equity. The Company recorded an annualized return on average assets of 1.25% for the nine-month period ending September 30, 1996, compared to 1.08% for the same period in 1995. Return on average equity of 14.54% was recorded for the nine-month period ended September 30, 1996, compared to 12.78% for the same period in l995.

The Company continues to build its allowance for loan losses, providing $46,000 and $137,000 for the three-month and nine-month periods ended September 30, 1996, which increased the allowance for loan losses to $3,104,000 at September 30, 1996 from $3,015,000 at December 31, 1995.

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

The Company is attempting to increase market penetration through branch expansion. The branch expansion has begun with the opening of a new branch in Carbondale in December 1995. The Company plans to open a branch in Daleville in December 1996.


FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and Due From Banks and Federal Funds Sold declined to approximately $9.1 million at September 30, 1996 from $14.2 million at December 31, 1995 due to normal fluctuations resulting from the conduct of customer business.

SECURITIES AVAILABLE FOR SALE

Securities available for sale, including mortgage backed securities available for sale, have increased $12 million or 30% to $51.6 million from $39.6 million at December 31, 1995. This increase was primarily driven by the purchase of short-term Treasury Notes, which were funded by the related increase in savings deposits.

INVESTMENT SECURITIES

Investment Securities have decreased $10.4 million or 14% to $64.9 million at September 30, 1996 from $75.3 million in December 31, 1995. The decrease related to proceeds from maturities. The funds which became available were reinvested in securities available for sale.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $186.3 million at September 30, 1996, an increase of $16 million or 9.4% from $170.3 million at December 31, 1995. The mix of loans is substantially unchanged at those dates. The Company attributes this growth to its increased advertising and enhanced marketing effort driven by the employees.

NON-PERFORMING ASSETS

The Company's total non-performing assets increased from $2.8 million or .90 of total assets at December 31, 1995 to $4.1 million or l.26% of total assets at September 30, 1996. Nonaccrual loans increased from $1,978,000 at December 31, 1995 to $2,943,000 at September 30, 1996. These delinquencies consist primarily of commercial and residential real estate loans in the process of collection.

Real estate owned, increased $28,000 or 9.8% from $296,000 as of December 31, 1995 to $324,000 as of September 30, 1996, due to the foreclosure of property securing one credit. There were no significant gains or losses on the sale of real estate owned.

                                                       9/30/96         12/31/95         9/30/95
                                                      --------         --------         -------
         Nonaccrual                                  2,943,000        1,978,000        2,272,000
         Loans 90 days of more delinquent              795,000          511,000          962,000

         Restructured                                      ---              ---              ---
                                                     ---------        ---------        ---------
         Total non-performing loans                  3,738,000        2,489,000        3,234,000

         Other real estate owned other than
              Bank premises                            324,000          296,000          277,000
                                                       -------          -------          -------

         Total non-performing assets                 4,062,000        2,785,000        3,511,000

At September 30, 1996, the Company's allowance for loan losses amounted to $3.10 million or 1.63% of gross loans receivable. At December 31, 1995, the Company's allowance for loan losses was $3.02 million or l.73% of gross loans receivable.

DEPOSITS

Deposits increased $6.9 million or 2.5% from $281.3 million at December 31, 1995 to $288.2 million at September 30, 1996. The increase in deposits was primarily due to an increase in certificates of deposit from the local market. The Company believes this increase is due to the Bank's competitive rates.

EQUITY

At September 30, 1996, total equity was $28.5 million or 8.8% of total assets compared to $26.2 million or 8.5% of total assets as of December 31, 1995. Total equity increased primarily due to the retention of net income during the intervening period less dividends paid.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income increased $80,000 to $874,000 for the three months ended September 30, 1996, compared to $794,000 recorded in the comparable period of the prior year. For the nine-month period ended September 30, 1996, net income increased $648,000 or approximately 28% compared to $2,319,000 for the nine-months ended September 30, 1995. Earnings for the nine-month period of 1996 have improved primarily due to increased net interest income, a reduced provision for loan losses, an increase in noninterest income related to a gain on legal settlement and a reduction in the Company's effective tax rate.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.9 million and $8.6 million for the three-month and nine month periods ended September 30, 1996 as compared to $2.7 million and $8.3 million for the respective periods in 1995. Interest income in 1996 increased for income on securities and loans but was somewhat offset by interest on an enlarged deposit base.

Total interest income increased to $5,716,000 and $17,074,000 for the three month and nine month periods ended September 30, 1996 from $5,442,000 and $15,784,000 during the comparable prior periods. The increase was primarily the result of an increase in the average interest- earning assets of $32,246,000 for the nine months ended September 30, 1996 or 11.3% compared to the nine months ended September 30, 1995. Additionally, the yield earned on average interest-earning assets decreased 20 basis points during the nine months ended September 30, 1996 compared to the 1995 period.

Total interest expense increased by $79,000 and $988,000 to $2,809,000 and $8,482,000 for the three and nine months ended September 30, 1996 from $2,730,000 and $7,494,000 for the comparable prior periods. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $28,543,000 or 11% during the nine months ended September 30, 1996 compared to the 1995 period. The increase in interest expense on deposits was also caused by a 6 basis point increase in the average rates paid for the six months ended September 30, 1996 over the comparable 1995 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collect ability of the Company's loan portfolio. For the three month and nine month periods ended September 30, 1996, the provision for loan losses amounted to $46,000 and $137,000. This represents a decrease of $46,000 for the three months ended September 30, 1996 compared to 1995. For the nine months ended September 30, 1996 a decrease of $136,000 in the provision for loan losses was noted when compared to the corresponding period of the previous year. After considering the decrease in the provision expense the Company's allowance for loan losses increased by $89,000 to $3,104,000 at September 30, 1996 compared to December 31, 1995, in part due to the reduction in net charge offs from $102,000 for the nine months ended September 30, 1995 to $48,000 for the nine months ended September 30,1996.

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

NONINTEREST INCOME

Noninterest income for the nine months ending September 30, 1996 increased approximately $549,000 and $993,000 from the comparable prior period, due to a one-time gain on a legal settlement in the Company's favor which was recorded in the first quarter of 1996. Noninterest income decreased $32,000 primarily related to deposit services fees, for the three month period ended September 30, 1996 to $139,000 compared to $171,000 for the same period in the prior year.

NONINTEREST EXPENSES

Noninterest expenses for the nine month period ending September 30, 1996 increased approximately 5.8% from the comparable prior period, with the biggest increase occurring in salaries and benefits and net occupancy and furniture/equipment expenses as a result of normal merit increases and personnel and facilities related to the opening of the Carbondale office.

Non interest expense for the three month period ending September 30, 1996 increased $172,000 to $1,831,000 from $1,659,000 for the nine months ended September 30, 1995. The largest factor in this change was an $85,000 increase in salaries and benefits, primarily relating to the additional personnel in the Carbondale office.

INCOME TAXES

Income tax expense totaled $295,000 and $1,068,000 for the three-month and nine-month periods ended September 30, 1996 compared to $338,000 and $1,025,000 for the comparable prior periods. These amounts resulted in effective tax rates of 25% and 26% respectively, compared to 30% and 31%, respectively. The increase in tax expense during the nine-month period ending September 30, 1996 was due to an increase in income before the federal income tax provision. The effective tax rate declined in both the three and nine month periods due primarily to an increase in tax-exempt income.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $2,325,000 to $28,535,000 at September 30, 1996, as a result of income retained during the nine-months ended September 30, 1996 partially offset by an increase in the net unrealized loss on securities available for sale. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at September 30, 1996, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.44% at September 30, 1996. The Company's Tier 1 risk-based capital ratio was 17.18% at September 30, 1996.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.08% at September 30, 1996.

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

At September 30, 1996, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.44%, 17.18% and 9.08%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES

September 30, 1996


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

September 30, 1996



         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE FIRST JERMYN CORP.
                                ----------------------
                                     (Registrant)


         Date    November 06, 1996            By /s/ William M. Davis
                 -----------------               ------------------------------
                                                 William M. Davis
                                                 Chairman, President and
                                                 Director (Principal Executive
                                                 Officer)

         Date    November 06, 1996            By /s/  Martha Myshak
                 -----------------               ------------------------------
                                                 Martha Myshak
                                                 (Principal Financial Officer
                                                 and Treasurer)

         Date    November 06, 1996            By /s/  Donald J. Gibbs
                                                 ------------------------------
                                                 Donald J. Gibbs
                                                 (Principal Accounting Officer
                                                 and Vice President, Finance/
                                                 Control Division Manager)