Form 10KSB40
period 1996-12-31
FIRST JERMYN CORP
filed 1997-03-26
CIK 741562

                                   FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [x] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________________to ______________
         Commission file number 0-13312

                             THE FIRST JERMYN CORP.
      (Exact name of small business registrant as specified in its charter)

Commonwealth of Pennsylvania                                    23-2275242
(State or other jurisdiction of                              (I.R.S. Employer
  Incorporation or organization)                             Identification No.)

645 Washington Ave; P.O. Box 39; Jermyn, Pennsylvania           18433-0039
(Address of principal executive offices)                       (Zip-Code)

Registrant's telephone number 717-876-6500

Securities registered under Section 12 (b) of the Exchange Act:

 Title of each class             Name of each exchange on which registered
          NONE                                          NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $1.25 par value
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent year.    $ 23,858,000


Based on the closing sales price of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates (which includes all common stock, $1.25 par value other than shares beneficially owned by directors or officers) of the registrant was $27,319,778.

The number of shares outstanding of the registrant's common stock, $1.25 par value was 884,680 at March 15, 1997.

                                   FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Part I, Part II, Part III, and Part IV.

(2) Portions of the definitive annual meeting proxy statement to be filed, pursuant to regulation 14A, within 120 days after December 31, 1996 are incorporated by reference into Part I and Part III.

Transitional Small Business Disclosure Format.           Yes    .  No  X .
                                                            ---       ---

                             THE FIRST JERMYN CORP.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                                           Page
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

         The Company's principal activities consist of owning and supervising the Bank, which engages in full-service wholesale and retail banking business. As of December 31, 1996, the Company's subsidiary employed approximately 116 persons on a full-time equivalent basis. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking related services.

SUBSIDIARIES

         The Bank (a Pennsylvania chartered commercial bank) was established in 1902. The operations of the Bank are conducted from four offices located in Lackawanna County, Pennsylvania. The Bank's main office is located in Jermyn, Pennsylvania. It has offices operating in the Keyser Oak and Minooka sections of Scranton, Pennsylvania, Carbondale, Pennsylvania, Daleville, Pennsylvania and an office in Jessup, Pennsylvania.

         Through its branch system, the Bank provides various domestic lending and depository services to fit both commercial and individual needs. Lending services include commercial and individual real estate mortgage and construction loans, secured and unsecured loans and lines of credit. Demand for the Bank's loan products tends not to be affected by seasonality to a significant degree, but is significantly impacted by the level and trend of market interest rates. Deposit services include savings, clubs, money market, NOW, checking and certificates of deposit accounts. The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including governmental entities. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

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

         In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act (FDICIA). This Act substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Additional discussion of FDICIA's impact on capital requirements is contained in Management's Discussion and Analysis, "Capital Adequacy" on page 3 of the Company's Annual Report to Shareholders which is incorporated by reference.

         In addition, FDICIA directs that each federal banking agency prescribe standards of depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares ( if feasible) and such other standards as the agency deems appropriate. To date, these regulations have not resulted in any material cost to the Company or any significant changes to the Company's operations.

         FDICIA also contains a variety of other provisions that affected the operations of the Company, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. To date, compliance with this regulation has not imposed material costs on the Company.

Prompt Corrective Action

         FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provision of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restriction, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The Bank meets the definition of "well capitalized" at December 31, 1996.

Interstate Banking

         The Reglue-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out of interstate branching until June 1, 1997, but if so, their domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. Limited branch purchases are still subject to state laws.

         Bank management anticipates that the Interstate Banking Act may increase competitive pressures in the Bank's market by permitting entry of additional competitors.

Deposit Insurance Assessments

         The Bank's deposit obligations are insured by the "Bank Insurance Fund" ("BIF") administered by the FDIC and the Bank is obligated to pay deposit insurance premiums semiannually. The FDIC computes the Bank's premium rate based upon the FDIC's evaluation of the Bank's risk, based principally on the Bank's capital level and the extent of supervisory risk which bank regulators judge the Bank to represent.

         The Bank's FDIC insurance assessment decreased by $286,000 in 1996 compared to 1995 as a result of a reduction of the Bank's FDIC assessment. The Bank expects to experience FDIC insurance costs at approximately this reduced level for the foreseeable future due to the BIF having reached its goal of 1.25% of insured deposits.

ITEM 2.           DESCRIPTION OF PROPERTY

         Two of the Bank's offices are leased under a long-term capital lease agreement which expires (after three annual renewable periods) in the year ended December 31, 2004. The main office (15,584 square feet) located at 645 Washington Avenue, Jermyn, Pennsylvania, is leased under such agreement. The office (13,284 square feet) located in the Keyser Oak Plaza, Scranton, Pennsylvania, is also leased under such agreement. The Bank has the option of purchasing the leased facilities at the end of the lease term for the fair market value of the leased property. The Bank also has the option to renew the lease for four additional terms of five years each at the expiration of the original lease term. The present value of the minimum lease payments associated with these properties was $821,000 at December 31, 1996.

         One of the Bank's offices is leased under an operating lease which expires in the year ending December 31, 2000. The office (1,996 square feet) is located in Daleville.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Information pertaining to The First Jermyn Corp's quarterly common stock price ranges, dividends declared per share data, any limitations on future dividend paying abilities, and number of shareholders are found in the Company's Annual Report to Shareholders and is hereby incorporated by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required herein is incorporated by reference from pages 3-16 of the Company's Annual Report.

ITEM 7.           FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL                                                                 ANNUAL REPORT
                  STATEMENTS AND SUPPLEMENTARY                                                                    TO SHAREHOLDERS
                  FINANCIAL DATA                                                                                  PAGE REFERENCE
         Consolidated Balance Sheets,
              December 31, 1996 and 1995.........................................................................        18
         Consolidated Statements of Income,
              Years Ended December 31, 1996, 1995 and 1994.......................................................        19
         Consolidated Statements of Changes in Shareholders' Equity,
              Years Ended December 31, 1996, 1995 and 1994......................................................         20
         Consolidated Statements of Cash Flows,
              Years Ended December 31, 1996,1995 and 1994........................................................        21
         Notes to Consolidated Financial Statements..............................................................     22-39


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         Information concerning directors and executive officers of the registrant is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1996, for the annual meeting of shareholders.

ITEM 10.        EXECUTIVE COMPENSATION

         Executive Compensation information is incorporated by reference from the Company's definitive proxy statement to be filed, pursuant to Regulation 14A, within 120 days after December 31, 1996, for the annual meeting of shareholders.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1996, for the annual meeting of shareholders.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions with regard to indebtedness of management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1996, for the annual meeting of shareholders and Note 4 - Loans of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders.

                                     PART IV

                                                                                          PAGE
                                                                                          ----
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   (1) The following financial statements are included in Part II Item 7:
              Independent Auditors' Report........................................         40*
              Financial Statements:
                 Consolidated Balance Sheets, December 31, 1996 and 1995..........         18*
                 Consolidated Statements of Income,
                    Years Ended December 31, 1996 , 1995 and 1994.................         19*
                 Consolidated Statement of Changes in Shareholders' Equity,
                    Years Ended December 31, 1996, 1995 and 1994..................         20*
                 Consolidated Statement of Cash Flows,
                    Years Ended December 31, 1996, 1995 and 1994..................         21*
                 Notes to Consolidated Financial Statements.......................      22-39*
              Selected Quarterly Financial Data-
                    Years Ended December 31, 1996, and 1995.......................         17*


                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2)          Exhibits included here in or incorporated by reference herein:

                      3 (a)      Registrant's By-Laws, as amended on June 8,
                                 1987, filed with Form 10-K for the year ended
                                 December 31, 1987 and incorporated herein by
                                 reference
                      3 (b)      Registrant's Articles of Incorporation filed with the Form 10-K for the year ended December 31,
                                 1984 and incorporated herein by reference
                      3 (c)      Amendment No 1 to Form S-4, Registration Statement under The Securities Act of 1933 (File No.
                                 33-22383) dated July 15, 1988 and incorporated herein by reference
                      3 (d)      Articles of Merger and Certificate of Merger of First Jessup, Corp. With and into The First Jermyn
                                 Corp. Filed with Form 10-K for the year ended December 31, 1989 and incorporated herein by reference
                      3 (e)      Comptroller of the Currency approval of merger of First National Bank of Jessup with and into The
                                 First National Bank of Jessup, filed with Form 10-K for the year ended December 31, 1989 and incorporated herein by reference
                      3 (f)      Registrant's Articles of Amendment effective December 29, 1989, filed with Form 10-K for the year ended December 31, 1989, and incorporated herein by reference
                      3 (g)      First of Jermyn Realty Company, Inc. Articles of Incorporation
                      3 (h)      First of Jermyn Realty Company, Inc. By-Laws
                      10         Lease Agreement, Option Agreement and Memorandum of Lease made the 29th day of August 1974 by and between Sterling Industrial Corp. and The First National Bank of Jermyn for the Bank's office buildings located in Jermyn and the Keyser Oak section of Scranton, Pennsylvania, filed with the
                                 Form 10-K for the year ended December 31, 1993 and incorporated by reference
                      13         Annual Report to Shareholder for the Year Ended December 31, 1996 (included herewith)


* Refers to page numbers in Annual Report to Shareholders incorporated by reference

(b) None

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The First Jermyn Corp.
------------------------------------------
    (Registrant)

By /S/     William M. Davis                       Chairman, President and Director                                 March 26, 1997
    --------------------------------------
          William M. Davis
       (Principal Executive Officer)

By/S/     Martha Myshak                           Treasurer                                                        March 26, 1997
   ---------------------------------------
          Martha Myshak
       (Principal Financial Officer)

By/S/     Donald J. Gibbs                         Vice President, Finance\                                        March 26, 1997
   ----------------------------------------       Control Division Manager
          Donald J. Gibbs
       (Principal Accounting Officer)

       Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     Peter A. Sabia                             Director                                                        March 26, 1997
 ------------------------------------------
       Peter A. Sabia

/S/     Kuzma Leschak, Jr.                         Director                                                        March 26, 1997
 ------------------------------------------
       Kuzma Leschak, Jr.

/S/     Robert T. Kelly                            Director                                                        March 26, 1997
-------------------------------------------
       Robert T. Kelly

/S/     David M. Epstein                           Director                                                        March 26, 1997
 ------------------------------------------
       David M. Epstein

/S/     I. Leo Moskovitz                           Director                                                        March 26, 1997
-------------------------------------------
       I. Leo Moskovitz

/S/     Dr. Edmund J. Biancarelli                  Director                                                        March 26, 1997
-------------------------------------------
       Dr. Edmund J. Biancarelli

/S/    Thomas G. Speicher                          Director                                                        March 26, 1997
-------------------------------------------
       Thomas G. Speicher

/S/     Garfield G. Thomas                         Secretary and Director                                          March 26, 1997
 ------------------------------------------
       Garfield G. Thomas

/S/     William M. Davis                           Chairman, President and Director                                March 26, 1997
 ------------------------------------------
       William M. Davis