Form 10QSB
period 1997-03-31
FIRST JERMYN CORP
filed 1997-05-12
CIK 741562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

    Commission file number 0-133312


                             THE FIRST JERMYN CORP.
        (Exact name of small business issuer as specified in its charter)

PENNSYLVANIA                                                          23-2275242
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

645 WASHINGTON AVENUE; P.O. BOX 39; JERMYN PENNSYLVANIA               18433-0039
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

                  Class                               Outstanding at May 6, 1997
                  -----                               --------------------------
Common stock, $1.25 par value                                 884,680

                     THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - March 31, 1997 and
                  December 31, 1996                                                                       1

         Consolidated Statements of Income - Three Months
                  Ended March 31, 1997 and 1996                                                           2

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996                                              3

         Notes to Consolidated Financial Statements-
                  Three Months Ended March 31, 1997 and 1996 and
                  December 31, 1996                                                                        4

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            6

PART II - OTHER INFORMATION                                                                               11

SIGNATURES                                                                                                12

PART I.   FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

--------------------------------------------------------------------------------------------------------------
                                                                                March 31,        December 31,
ASSETS                                                                              1997              1996
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $6,878                 8,103
Federal Funds sold                                                                 5,690                 1,900
Securities available for sale                                                     22,147                24,325
Mortgage backed securities available for sale                                     24,138                25,006
Investment securities                                                             54,578                57,827

Loans, gross                                                                     196,726               197,598
Less: Unearned discount and origination fees                                        (962)                 (988)
          Allowance for loan losses                                               (3,001)               (3,111)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                       192,763               193,499

Accrued interest receivable                                                        2,483                 2,470
Bank premises, leasehold improvements and furniture and equipment -net             5,076                 5,067
Real estate owned other than bank premises                                           339                   199
Other assets                                                                       3,105                 3,257
--------------------------------------------------------------------------------------------------------------

Total assets                                                                    $317,197               321,563

LIABILITIES

Deposits:
   Noninterest-bearing demand                                                    $25,036                30,437
   Interest-bearing                                                              260,283               259,678
--------------------------------------------------------------------------------------------------------------

Total deposits                                                                   285,319               290,115
--------------------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                         802                   821
Accrued interest payable                                                           1,284                 1,250
Other liabilities                                                                    270                   703
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                287,675               292,889
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                    1,125                 1,125
Surplus                                                                            3,876                 3,876
Retained earnings                                                                 25,156                24,343
Unrealized loss on securities available for sale, net of tax                        (439)                 (474)
Less treasury stock-at cost (15,205)                                                (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders equity                                                         29,522                28,674
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $317,197               321,563
==============================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

--------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                                    1997                  1996
--------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $     3,953                 3,686
   Interest and dividends on securities:
          U.S. Treasury                                                              913                 1,164
          U.S. government agencies                                                    --                     1
          Collateralized mortgage obligations of U.S. government
              agencies and corporations                                              388                   430
          State and political subdivisions                                           244                   247
          Other taxable debt                                                           1                     8
          Taxable equity                                                               2                     2
     Interest on federal funds sold                                                   66                   127
--------------------------------------------------------------------------------------------------------------

Total interest income                                                              5,567                 5,665
--------------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                                      2,783                 2,843
     Capitalized lease obligation                                                     20                    21
--------------------------------------------------------------------------------------------------------------

Total interest expense                                                             2,803                 2,864
--------------------------------------------------------------------------------------------------------------

Net interest income                                                                2,764                 2,801

Provision for loan losses                                                             45                    46
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                2,719                 2,755
--------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                                        112                   113
     Gain on legal settlement                                                         --                   600
     Other                                                                            30                    15
--------------------------------------------------------------------------------------------------------------

Total Noninterest income                                                             142                   728
--------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits839                                                        862
     Net occupancy and furniture/equipment expenses                                  321                   307
     Data processing services                                                        115                   106
     FDIC insurance                                                                   18                    18
     Advertising                                                                      41                    64
     Other expenses                                                                  422                   433
--------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                          1,756                 1,790
--------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                                         1,105                 1,693
Federal income tax provision                                                         292                   475
--------------------------------------------------------------------------------------------------------------

Net income                                                                           813                 1,218
==============================================================================================================
Per share information:
     Net income                                                             $        .92                  1.38
     Weighted average shares outstanding                                         884,680               884,680
==============================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)

------------------------------------------------------------------------------------------------------------
                                                                               Three months ended March 31,
                                                                                        1997           1996
------------------------------------------------------------------------------------------------------------
Operating activities:                                                           $        813           1,218
     Net income
Adjustments to reconcile net income to net cash provided by Operating activities:
               Provision for loan losses                                                  45              46
               Depreciation and amortization of investment securities,  bank
                  premises, leasehold improvements and furniture and equipment           107             135

               Increase in interest receivable and other assets                          157            (632)
               Decrease in interest payable and other liabilities                       (399)            234
------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                723           1,001
------------------------------------------------------------------------------------------------------------

Investing activities:

     Proceeds from maturities of securities                                           10,198           4,423
     Purchases of securities available for sale                                       (3,976)        (18,248)
     Net (increase) decrease in loans                                                    551           2,628
     Purchase of bank premises, leasehold improvements and
                  furniture and equipment-net                                           (116)            (43)
------------------------------------------------------------------------------------------------------------

Net cash (used) provided by investing activities                                       6,657         (11,240)
------------------------------------------------------------------------------------------------------------

Financing activities:
     Net decrease in noninterest-bearing demand deposits
          and interest-bearing deposits                                               (4,796)          8,725
     Principal payments on capitalized lease obligation                                  (19)            (18)
------------------------------------------------------------------------------------------------------------

Net cash used provided by financing activities                                        (4,815)          8,707
------------------------------------------------------------------------------------------------------------

(Decrease)Increase in cash and cash equivalents                                        2,565          (1,532)
Cash and cash equivalents at beginning of year                                        10,003          14,201
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                        $     12,568          12,669
============================================================================================================

Cash paid during the year:
     Interest                                                                   $      2,750           2,780
     Federal Income Taxes                                                                228             175
============================================================================================================

Noncash transactions
     Net unrealized (loss) gain on securities available for sale, net of tax    $         35             (38)
     Transfers of loans to real estate owned other than bank premise                     140              50
============================================================================================================

FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements of First Jermyn Corp. And subsidiaries (the Company) were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(2)      EARNINGS PER SHARE

         Earnings per share were $.92 and $1.38 for the three-month periods ended March 31, 1997 and 1996 and was computed based on the weighted average number of shares outstanding during each period. The Company has no common stock equivalents.

--------------------------------------------------------------------------------

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued SFAS No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred, and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company adopted SFAS 125 prospectively, effective January 1, 1997, the required date of adoption except for those types of transactions for which the provisions of SFAS 125 have been delayed by the issuance of SFAS 127, Deferral of Certain Provisions of SFAS 125. The adoption of SFAS 125 did not have a material impact on the operation, financial condition, or shareholders' equity of the Bank. The Company has not yet determined the effect that the adoption of those provisions deferred by SFAS 127 would have on its operation, financial condition and shareholders' equity, but believes present accounting practices fairly depict the financial transactions and obligations of the Bank.

In February 1997, the FASB issued SFAS No. 128, Earning Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Because the Company has no securities which constitute potential common stock, adoption of this statement will not have any impact on the Company's EPS disclosure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the three months ended March 31, 1997 was $813,000 or $.92 per share compared to $1,218,000 and $1.38 in the same three-month period in the preceding year.

The Company recorded an annualized return on average assets of 1.03% for the three-month period ending March 31, 1997, compared to 1.55% for the same period in 1996. Return on average equity of 11.37% was recorded for the three-month period ended March 31, 1997, compared to 18.43% for the same period in l996.

The decrease in net income is primarily attributable to a one time gain on a legal settlement in the Company's favor of $600,000 which occurred in the first quarter of 1996. After considering Federal income taxes, this gain added $396,000 to net income of the Company for the first quarter of 1996. Excluding this non-recurring gain, the Company's net income for the quarter ended March 31, 1996 would have been $822,000, an amount comparable with the $813,000 net income for the three months ended March 31, 1997. Management attributes the decline in net income, excluding the non-recurring gain for the first quarter of 1997 compared to the first quarter of 1996, to the start-up expenses relating to the opening of its newest office in Daleville.

At March 31, 1997, the Company had total assets of $317 million compared to $322 million at December 31, 1996. This decrease was caused by the maturity of securities available for sale and investment securities. This decrease of assets was offset by a decrease in non-interest bearing demand deposit liabilities. The Company anticipates increasing market penetration through branch expansion. The branch expansion has continued with the opening of an office in Daleville in December 1996.

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

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks declined to approximately $6.9 million at March 31, 1997 from $8.1 million at December 31, 1996 due to normal fluctuations resulting from the conduct of customer business. Federal funds sold increased to $5.7 million at March 31, 1997 from $1.9 million at December 31, 1996 as the company experienced increased liquidity resulting from the maturity of securities.

SECURITIES

Securities including securities available for sale, mortgage backed securities available for sale, as well as investment securities, have decreased $6.2 million or 6% to $100.9 million from $107.1 million at December 31, 1996.

This decrease was primarily driven by the maturity of U.S. Treasury securities with maturities generally less than two years.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $192.8 million at March 31, 1997, a decrease of $0.7 million or 0.4% from $193.5 million at December 31, 1996. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets decreased from $3.7 million or 1.17% of total assets at December 31, 1996 to $2.9 million or 0.93% of total assets at March 31, 1997. Loans greater than ninety days delinquent but still accruing decreased from $468,000 at December 31, 1996 to $226,000 at March 31, 1997.

Real estate owned, increased $200,000 from $199,000 as of December 31, 1996 to $399,000 as of March 31, 1997, due to the foreclosure of property securing two credits. There were no significant gains or losses on the sale of real estate owned during the quarters ended March 31, 1997 and 1996.

                                                     3/31/97           12/31/96
                                                    ----------        ----------
Nonaccrual                                           2,322,000         3,080,000

Loans 90 days or more delinquent                       226,000           468,000

Restructured                                                --                --
                                                    ----------        ----------

    Total non-performing loans                      $2,548,000        $3,548,000

Other real estate owned other than

    Bank premises                                      399,000           199,000
                                                    ----------        ----------

    Total non-performing assets                     $2,947,000        $3,747,000


At March 31, 1997, the Company's allowance for loan losses amounted to $3.0 million or 1.53% of gross loans receivable. At December 31, 1996, the Company's allowance for loan losses was $3.11 million or l.57% of gross loans receivable.

DEPOSITS

Deposits decreased $4.8 million or 1.7% from $290.1 million at December 31, 1996 to $285.3 million at March 31, 1997. The decrease in deposits was primarily due to a decrease in noninterest bearing demand deposits. This decrease was caused by a large commercial customer who temporarily deposited liquidity balances in their demand account at December 31, 1996.

EQUITY

At March 31, 1997, total equity was $29.5 million or 9.3% of total assets compared to $28.7 million or 8.9% of total assets as of December 31, 1996. Total equity increased primarily due to the retention of net income during the intervening period.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income was $813,000 for the three months ended March 31, 1997, compared to $1,218,000 recorded in the comparable prior period. Net income for the first three months of 1997 was below that of 1996 due to a one time gain on a legal settlement in 1996. In a competitive rate environment, the Company was able to substantially maintain its level of core earnings as net interest income after provision for loan losses remained in excess of $2.7 million for the three months ended March 31, 1997 and 1996. Non interest expense remained relatively constant at approximately $1.8 million, while the Federal income tax provision declined.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.8 million for the three-month periods ended March 31, 1997 and 1996. Interest income in 1997 decreased for income on securities but was offset by lower interest on deposits.

Total interest income decreased by $98,000 or 1.7% to $5,567,000 for the three month period ended March 31, 1997 from $5,665,000 during the comparable prior period. The decrease was primarily the result of a 12 basis point decline in the yield earned on average interest-earning assets during the three months ended March 31, 1997 compared to the 1996 period. However, this was partially offset by an increase in average interest-earning assets of $4, 156,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Total interest expense decreased by $61,000 or 2.1% to $2,803,000 for the three months ended March 31, 1997 from $2,864,000 for the comparable prior period. The decrease was due to a decrease in interest expense associated with deposits, where the average balance decreased by $1,391,724 during the three months ended March 31, 1997 compared to the 1996 period. The decrease in interest expense on deposits was also caused by a 6 basis point decrease in the average rates paid for the three months ended March 31, 1997 over the comparable 1996 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 1997, the provision for loan losses amounted to $45,000 comparable to the $46,000 recorded in the comparable prior period.

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

NONINTEREST INCOME

Noninterest income for the period ending March 31, 1997 decreased approximately $586,000 to $142,000 from the comparable prior period, primarily due to a one-time gain on a legal settlement in the Company's favor recognized in the first quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses for the period ending March 31, 1997 decreased approximately 1.9% from the comparable prior period. Salary and benefits decreased as a result of certain positions temporarily left vacant. Advertising expense has decreased due to managements efforts to control costs.

INCOME TAXES

Income tax expense totaled $292,000 for the three-month period ended March 31, 1997 compared to $475,000 for the comparable prior period. These amounts resulted in effective tax rates calculated at 26.4% and 28.1%, respectively. The decrease in tax expense during the period ending March 31, 1997 was due to a decrease in income before the federal income tax provision. The 1997 effective tax rate declined due primarily to a decrease in tax-exempt income as a percentage of total net income.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses.

Shareholders' equity increased $848,000 to $29,522,000 at March 31, 1997. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at March 31, 1997, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.11% at March 31, 1996. The Company's Tier 1 risk-based capital ratio was 16.86% at March 31, 1997.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.14% at March 31, 1997.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized," "under-capitalized:, "significantly under-capitalized," and "critically under-capitalized," FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At March 31, 1997, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.11%, 16.86% and 9.14%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1997



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

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    None

                     (b):           Reports on Form 8-K:
                                    None

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1997




         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (Registrant)


         Date        May 13, 1997        By /s/   William M. Davis
                     ------------           ----------------------------------
                                                  William M. Davis
                                                  Chairman, President and
                                                  Director
                                                  (Principal Executive Officer)

         Date        May 13,1997         By /s/   Martha Myshak
                     ------------           -----------------------------------
                                                  Martha Myshak
                                                  (Principal Financial Officer
                                                  and Treasurer)

         Date        May 13, 1997        By /s/   Donald J. Gibbs
                     ------------           -----------------------------------
                                                  Donald J. Gibbs
                                                  (Principal Accounting Officer
                                                  and Vice President, Finance /
                                                  Control Division Manager)