Form 10QSB
period 1997-06-30
FIRST JERMYN CORP
filed 1997-08-11
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------

         Commission file number 0-133312
                                --------


                             THE FIRST JERMYN CORP.
                             ---------------------
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

Yes X                     No
    -                        --
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at July 31, 1997
            -----                                   ----------------------------
Common stock, $1.25 par value                              884,680

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX


                                                                                                      PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - June 30, 1997 and
                 December 31, 1996                                                                      1

         Consolidated Statements of Income - Three Months and Six Months
                 Ended June 30, 1997 and 1996                                                           2

         Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996                                                3

         Notes to Consolidated Financial Statements                                                     4

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                          7

PART II - OTHER INFORMATION                                                                             12

SIGNATURES                                                                                              13

PART I. FINANCIAL INFORMATION
     ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

------------------------------------------------------------------------------------------------------------------
                                                                             June 30,                 December 31,
ASSETS                                                                          1997                      1996
------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                    $   10,616                     8,103
Federal funds sold                                                             11,100                     1,900
Securities available for sale                                                  16,150                    24,235
Mortgage backed securities available for sale                                  25,899                    25,006
Investment securities                                                          51,373                    57,827

Loans, gross                                                                  195,944                   197,598
Less: Unearned discount and origination fees                                    (903)                     (988)
      Allowance for loan losses                                               (2,835)                   (3,111)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                    192,206                   193,499

Accrued interest receivable                                                     2,220                     2,470
Bank premises, leasehold improvements and furniture and equipment-net           4,952                     5,067
Real estate owned other than bank premises                                        249                       199
Other assets                                                                    2,977                     3,257
---------------------------------------------------------------------------------------------------------------

Total assets                                                               $  317,742                   321,563
===============================================================================================================

LIABILITIES
---------------------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                              $   28,047                    30,437
   Interest-bearing                                                           257,426                   259,678
---------------------------------------------------------------------------------------------------------------

Total deposits                                                                285,473                   290,115
---------------------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                      783                       821
Accrued interest payable                                                        1,244                     1,250
Other liabilities                                                                 126                       703
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                             287,626                   292,889
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                 1,125                     1,125
Surplus                                                                         3,876                     3,876
Retained earnings                                                              25,589                    24,343
Unrealized loss on securities available for sale, net of tax                    (278)                     (474)
Less treasury stock-at cost (15,205 shares)                                     (196)                     (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     30,116                    28,674
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $  317,742                   321,563
===============================================================================================================

          See accompanying notes to consolidated financial statements

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

----------------------------------------------------------------------------------------------------------------------------
                                                             Three months                               Six months
                                                             Ended June 30                              Ended June 30
                                                      1997                    1996             1997                    1996
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                         4,044                   3,692            7,997                   7,378
  Interest and dividends on securities:
      U.S. Treasury                                    836                   1,251            1,749                   2,415
      U.S. government agencies                         ---                       2              ---                       3
      CMO's of U.S. government agencies
        and corporations                               407                     433              795                     863
      State and political subdivisions                 234                     248              478                     495
      Other taxable debt                               ---                       5                1                      13
      Taxable equity                                     2                       2                4                       4
   Interest on federal funds sold                       89                      60              155                     187
---------------------------------------------------------------------------------------------------------------------------

Total interest income                                5,612                   5,693           11,179                  11,358
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
      Deposits                                       2,714                   2,785            5,497                   5,628
      Federal funds purchased                          ---                       2              ---                       2
      Capitalized lease obligations                     19                      22               39                      43
---------------------------------------------------------------------------------------------------------------------------

Total interest expense                               2,733                   2,809            5,536                   5,673
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                  2,879                   2,884            5,643                   5,685

Provision for loan losses                               45                      45               90                      91
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
      loan losses                                    2,834                   2,839            5,553                   5,594
---------------------------------------------------------------------------------------------------------------------------
Noninterest income:
      Service charges and fees                         122                      86              234                     199
      Gain on legal settlement                         ---                     ---              ---                     600

      Other                                             25                      40               55                      55
---------------------------------------------------------------------------------------------------------------------------

Total noninterest income                               147                     126              289                     854
---------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
      Salaries and benefits                            953                     901            1,792                   1,763
      Net occupancy and furniture/
        equipment expenses                             332                     295              653                     602
      Data processing services                         105                     105              220                     211
      Fidelity (Recovery)/Loss                       (372)                     ---            (372)                     ---
      Other expenses                                   475                     491              956                    1006
---------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                            1,493                   1,792            3,249                   3,582
---------------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision           1,488                   1,173            2,593                   2,866
Federal income tax provision                           436                     298              728                     773
---------------------------------------------------------------------------------------------------------------------------

Net income                                           1,052                     875            1,865                   2,093
===========================================================================================================================

Per share information
 Net income                                          $1.19                   $ .99            $2.11                   $2.37
      Weighted average shares outstanding          884,680                 884,680          884,680                 884,680
===========================================================================================================================

          See accompanying notes to consolidated financial statements

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six months ended June 30,
                                                                                                1997                      1996
--------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                             $   1,865                    $2,093
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                 90                        91
        Depreciation and amortization of investment securities, bank
                  premises, leasehold improvements and furniture and equipment                   230                       257
        Increase in interest receivable and other assets                                         430                     (391)
        Decrease in interest payable and other liabilities                                     (583)                      (13)
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      2,032                     2,037
------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchases of securities available for sale                                               (5,987)                  (18,248)
    Proceeds from maturities of securities                                                    19,929                     9,559
    Net increase in loans                                                                      1,063                   (5,509)
    Purchases of bank premises, leasehold improvements and
          Furniture and equipment-net                                                          (115)                     (192)
    Sales of assets acquired through foreclosure                                                  90                        22
------------------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by in investing activities                                           14,980                  (14,368)
------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Net (decrease)/ increase in noninterest-bearing demand deposits
       and interest-bearing deposits                                                         (4,642)                     6,566
    Proceeds from federal funds purchased and
       Other borrowed money                                                                      ---                     2,130
    Principal payments on capitalized lease obligation                                          (38)                      (35)
    Dividends paid                                                                             (619)                     (530)
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used) financing activities                                             (5,299)                     8,131
------------------------------------------------------------------------------------------------------------------------------

(Decrease)/Increase in cash and cash equivalents                                              11,713                   (4,200)
Cash and cash equivalents at beginning of period                                              10,003                    14,201
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                    21,716                    10,001
==============================================================================================================================

Cash paid during the period:
    Interest                                                                               $   5,542                     5,664
    Federal Income Taxes                                                                         803                       847
==============================================================================================================================

Noncash transactions:
    Transfer of loans to real estate owned                                                 $     140                        50
    Net unrealized (loss) gain on securities available for sale, net of tax                $     196                     (144)
==============================================================================================================================

          See accompanying notes to consolidated financial statements

FIRST JERMYN CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended December 31, 1996. The results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(2)      EARNINGS PER SHARE

         Earnings per share was $1.19 and $2.11 for the three-month and six month periods ended June 30, 1997 as compared to $.99 and $2.37 for the three month and six month periods ended June 30, 1996. Earnings per share was computed based on the weighted average number of shares outstanding during each period. The Company has no common stock equivalents.

         (3) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the FASB Issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company has adopted SFAS 125 prospectively, effective January 1, 1997, the
         required date of adoption.   The adoption of SFAS 125 did not have a
         material impact on the Company's financial condition, equity, or results of operation.

         In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Because the Company has no securities which constitute potential common stock, adoption of this statement will not have any impact on the Company's EPS disclosure.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.
         SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will include this new reporting information in its 1998 consolidated financial statements as required.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three month and six month periods ended June 30, 1997 was $1,052,000 and $1,865,000 or $1.19 and $2.11 per share compared to
$875,000 and $2,093,000 or $.99 and $2.37 in the same three month and six-month periods in the preceding year. The increase in net income for the three months ended June 30, 1997 is primarily attributable to a $372,000 recovery received from the Company's Fidelity Bond Insurance during the second quarter of 1997 relating to employee fidelity losses recognized during the fourth quarter of 1996. The decrease in net income for the six months ended June 30, 1997 compared to 1996 is the result of a one time gain on a legal settlement which was reflected in the 1996 numbers.

At June 30, 1997, the Company had total assets of $317.7 million compared to $321.6 million at December 31, 1996. The decline in total assets consists of decreases in the securities and loan portfolios which were primarily offset by a decrease in deposits.

The Company recorded an annualized return on average assets of 1.19% for the six-month period ending June 30, 1996, compared to 1.32% for the same period in 1997. Annualized return on average equity of 12.88% was recorded for the six-month period ended June 30, 1997, compared to 15.59% for the same period in l996.

The Company is susceptible to a sustained rising interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds. Additionally, the Company will be seeking to enhance its net interest margin by increasing the higher yielding loan portfolio with the cash flows from the repayments on the mortgage-related and investment securities portfolios.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks increased to approximately $10.6 million at June 30, 1997 from $8.1 million at December 31, 1996 due to normal fluctuations resulting from the conduct of customer business. Federal Funds Sold increased to $11.1 million at June 30, 1997 from $1.9 million at December 31, 1996 as the Company experienced increased liquidity resulting from the maturity of securities.

SECURITIES

Securities, including securities available for sale, mortgage backed securities available for sale, and investment securities decreased $13.6 million or 13% to $93.4 million at June 30, 1997 from $107.1 million at December 31, 1996. This decrease was primarily due to the maturity of certain U.S. Treasury Securities near period end.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $192.2 million at June 30, 1997, a decrease of $1.3 million or 0.7% from $193.5 million at December 31, 1996. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets decreased from $3.7 million or 1.17% of total assets at December 31, 1996 to $2.4 million or .76% of total assets at June 30, 1997. Loans greater than ninety days delinquent but still accruing decreased from $468,000 at December 31, 1996 to $403,000 at June 30, 1997. Nonaccrual loans consist primarily of commercial and commercial real estate loans. The two largest factors contributing to the decrease in nonaccrual loans was $426,000 of charge-offs (primarily to one commercial borrower) during the first six months of 1997 and the correction of aberrations connected to an employee fidelity loss.

Real estate owned, increased $50,000 from $199,000 as of December 31, 1996 to $249,000 as of June 30, 1997, due to the foreclosure of property securing credit. There were no significant gains or losses on the sale of real estate owned during any of the periods presented.

                                                       6/30/97         12/31/96         6/30/96
                                                      --------         --------         -------
         Nonaccrual                                  1,763,000        3,080,000        2,559,000

         Loans 90 days of more delinquent              403,000          468,000          783,000

         Restructured                                      ---              ---              ---

                                                   -----------      -----------      -----------

         Total non-performing loans                  2,166,000        3,548,000        3,342,000

         Other real estate owned other than
              Bank premises                            249,000          199,000          324,000
                                                       -------          -------          -------

         Total non-performing assets                 2,415,000        3,747,000        3,666,000

At June 30, 1997, the Company's allowance for loan losses amounted to $2.84 million or 1.45% of gross loans receivable. At December 31, 1996, the Company's allowance for loan losses was $3.11 million or l.57% of gross loans receivable. Management believes that the allowance is adequate given the asset quality of the institution. The table below describes the roll forward of the allowance for loan losses for the six month periods ended June 30, 1997 and 1996.

                                                       6/30/97                           6/30/96
                                                       -------                           -------
         Balance at end of period                    3,111,000                         3,015,000

         Recoveries                                     60,000                            43,000

         Provision for land and lease losses            90,000                            91,000

         Charge-offs                                   426,000                            95,000
                                                       -------                            ------

         Balance at end of period                    2,835,000                         3,054,000

DEPOSITS

Deposits decreased $4.6 million or 1.6% from $290.1 million at December 31, 1996 to $285.5 million at June 30, 1997. The largest single factor affecting the decrease in deposits was a drop in noninterest bearing demand deposits caused by a large commercial customer who temporarily deposited liquidity balances in their demand account at December 31, 1996.

EQUITY

At June 30, 1997, total equity was $30.1 million or 9.5% of total assets compared to $28.7 million or 8.9% of total assets as of December 31, 1996. Total equity increased primarily due to the retention of net income during the intervening period, net of cash dividends paid and due to a decline in the unrealized loss on securities available for sale, net of tax, as a result of changing market conditions.


RESULTS OF OPERATIONS

NET INCOME

The Company's net income increased $177,000 to $1,052,000 for the three months ended June 30, 1997, compared to $875,000 recorded in the comparable prior period primarily due to a recovery of employee fidelity losses. For the six-month period ended June 30, 1997, net income decreased $228,000 or approximately 11% to $1,865,000 compared to $2,093,000 for the six-months ended June 30, 1996. This decrease for the six month period is primarily attributed to a one time gain on a legal settlement reflected in the first half of 1996, partially offset by a recovery of an employee fidelity loss which was recognized in the first half of 1997.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.9 million and $5.6 million for the three-month and six month periods ended June 30, 1997 as compared to $2.9 million and $5.7 million for the respective periods in 1996. In a competitive rate environment, the Company was able to maintain a relatively constant level of core earnings of net interest income.

Total interest income decreased to $5,612,000 and $11,179,000 for the three month and six month periods ended June 30, 1997 from $5,693,000 and $11,358,000 during the comparable prior periods. The decrease was primarily the result of a decrease in the average interest-earning assets of $110,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Additionally, the yield earned on average interest-earning assets decreased 4 basis points during the six months ended June 30, 1997 compared to the 1996 period.

Total interest expense decreased by $76,000 and $137,000 to $2,733,000 and $5,536,000 for the three and six months ended June 30, 1997 from $2,809,000 and $5,673,000 for the comparable prior periods. The decrease was due to a decrease in interest expense associated with deposits, where the average balance decreased by $2,137,000 during the six months ended June 30, 1997 compared to the 1996 period. The decrease in interest expense on deposits was also caused by a 4 basis point drop in the average rates paid for the six months ended June 30, 1997 over the comparable 1996 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three month and six month periods ended June 30, 1997, the provision for loan losses amounted to $45,000 and $90,000, an amount which was consistent with that recorded in the comparable prior periods.

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

NONINTEREST INCOME

Noninterest income for the six months ending June 30, 1997 decreased approximately $565,000 to $289,000 from the comparable prior period, primarily due to a one-time gain on a legal settlement in the Company's favor which was recorded in the first quarter of 1996.

NONINTEREST EXPENSES

Noninterest expenses for the six month period ending June 30, 1997 decreased approximately $333,000 from the comparable prior period. The largest factor contributing to the decrease was a $372,000 recovery on an employee fidelity loss which was received by the Company in the second quarter of 1996.

INCOME TAXES

Income tax expense totaled $436,000 and $728,000 for the three-month and six month periods ended June 30, 1997 compared to $298,000 and $773,000 for the comparable prior periods. These amounts resulted in effective tax rates of 29.3% and 28.1% for the three and six months ended June 30, 1997 compared to 25.9% and 27% for the comparable periods in 1996. The increase in tax expense during the three month period ending June 30, 1997 was due to an increase in income before the federal income tax provision. The decrease in tax expense during the six month period ending June 30, 1997 was due primarily to a decrease in income before the federal income tax provision.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $1,442,000 to $30,116,000 at June 30, 1997 compared to December 31, 1996. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at June 30, 1997, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.35% at June 30, 1996. The Company's Tier 1 risk-based capital ratio was 17.10% at June 30, 1997.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.40% at June 30, 1997.

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

At June 30, 1997, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.35%, 17.10% and 9.40%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES
June 30, 1997



         PART II.      OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
                  None

         ITEM 2.  CHANGES IN SECURITIES
                  None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At the Annual Meeting of Shareholders held on May 14, 1997, four Class II members of the Board of Directors ( William M. Davis, Peter A. Sabia, and Edmund J. Biancarelli, M.D. and Thomas G. Speicher) were elected to a three-year term which will expire in 2000. The number of the Board of Directors was fixed at nine. The following five members of the Board of Directors (David M. Epstein, Esq., Robert T. Kelly, CPA, Kuzma Leschak, Jr., I. Leo Moskovitz and Garfield G. Thomas) continued to serve their remaining terms.

         ITEM 5.  OTHER INFORMATION
                  None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a):          Exhibits:
                                None

                  (b):          Reports on Form 8-K:
                                None

FIRST JERMYN CORP. AND SUBSIDIARIES
June 30, 1997




             SIGNATURES

In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE FIRST JERMYN CORP.
                            ----------------------
                                 (Registrant)


  Date       August 11, 1997            By/s/   William M. Davis
             ---------------                    ----------------------
                                                William M. Davis
                                                Chairman, President and
                                                Director
                                                (Principal Executive Officer)

  Date       August 11, 1997            By /s/  Martha Myshak
             ---------------                    ---------------------
                                                Martha Myshak
                                                (Principal Financial Officer and
                                                      Treasurer)

  Date       August 11, 1997            By /s/  Donald J. Gibbs
             ---------------                    ---------------
                                                Donald J. Gibbs
                                                (Principal Accounting Officer
                                                and Vice President, Finance /
                                                Control Division Manager)