Form 10QSB
period 1997-09-30
FIRST JERMYN CORP
filed 1997-11-12
CIK 741562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                        ------------------

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

                 Class                                                       Outstanding at October 24, 1997
                 -----                                                       -------------------------------
    Common stock, $1.25 par value                                                        884,680

                    THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                  FORM 10-QSB


                                    INDEX


                                                                                         PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheets - September 30, 1997 and
                 December 31, 1996                                                             1

         Consolidated Statements of Income - Three Months and Nine Months
                 Ended September 30, 1997 and 1996                                             2

         Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1997 and 1996                                 3

         Notes to Consolidated Financial Statements                                            4

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                 7

PART II - OTHER INFORMATION                                                                   13

SIGNATURES                                                                                    14

PART I.   FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

---------------------------------------------------------------------------------------------------------------
                                                                                    September 30,   December 31,
ASSETS                                                                                  1997           1996
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $      7,681            8,103
Interest bearing balances                                                                1,178              ---
Federal funds sold                                                                       4,100            1,900
Securities available for sale                                                           10,149           24,235
Mortgage backed securities available for sale                                           39,998           25,006
Investment securities (total market value - 1997 - $49,941, 1996 - $58,849)             48,075           57,827

Loans, gross                                                                           201,879          197,598
Less: Unearned discount and origination fees                                             (880)            (988)
          Allowance for loan losses                                                    (2,883)          (3,111)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                             198,116          193,499

Accrued interest receivable                                                              2,309            2,470
Bank premises, leasehold improvements and furniture and equipment -net                   4,852            5,067
Real estate owned other than bank premises                                                 300              199
Other assets                                                                             2,797            3,257
---------------------------------------------------------------------------------------------------------------

Total assets                                                                      $    319,555          321,563
===============================================================================================================

LIABILITIES
--------------------------------------------------------------------------------------------------------------
Deposits:
   Noninterest-bearing demand                                                     $     26,704           30,437
   Interest-bearing                                                                    259,475          259,678
---------------------------------------------------------------------------------------------------------------

Total deposits                                                                         286,179          290,115
---------------------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                               763              821
Accrued interest payable                                                                 1,330            1,250
Other liabilities                                                                          258              703
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                                      288,530          292,889
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                          1,125            1,125
Surplus                                                                                  3,876            3,876
Retained earnings                                                                       26,383           24,343
Unrealized loss on securities available for sale, net of tax                             (163)            (474)
Less treasury stock-at cost (15,205 shares)                                              (196)            (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              31,025           28,674
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $    319,555          321,563
===============================================================================================================

          *See accompanying notes to consolidated financial statement

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three months                        Nine months
                                                                Ended September 30                Ended September 30
                                                            1997                  1996           1997              1996
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                               4,088                 3,862         12,085            11,240
   Interest on balances with banks                              3                   ---              3               ---
   Interest and dividends on securities
                 U.S. Treasury                                690                 1,177          2,439             3,592
                 U.S. government agencies                     ---                     2            ---                 5
                 CMO's of  U.S. government agencies
                     and corporations                         523                   414          1,318             1,277
                 State and political subdivisions             238                   247            716               742
                 Other taxable debt                           ---                     5              1                18
                 Taxable equity                                 3                     3              7                 7
   Interest on federal funds sold                             125                     6            280               193
------------------------------------------------------------------------------------------------------------------------

Total interest income                                       5,670                 5,716         16,849            17,074
------------------------------------------------------------------------------------------------------------------------
Interest expense:
                 Deposits                                   2,820                 2,772          8,317             8,400
                 Federal funds purchased                      ---                    15            ---                17
                 Capitalized lease obligations                 19                    22             58                65
------------------------------------------------------------------------------------------------------------------------

Total interest expense                                      2,839                 2,809          8,375             8,482
------------------------------------------------------------------------------------------------------------------------
Net interest income                                         2,831                 2,907          8,474             8,592

Provision for loan losses                                      45                    46            135               137
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
                  loan losses                               2,786                 2,861          8,339             8,455
------------------------------------------------------------------------------------------------------------------------

Noninterest income:
                 Service charges and fees                     144                   108            378               307
                 Gain on legal settlement                     ---                   ---            ---               600
                 Other                                         30                    31             85                86
------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                      174                   139            463               993
------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
                 Salaries and benefits                        971                   917          2,763             2,680
                 Net occupancy and furniture/
                     equipment expenses                       318                   291            971               893
                 Data processing services                     103                   106            323               317
                 Fidelity (recovery)/loss                     ---                   ---          (372)               ---
                 Other expenses                               474                   517          1,430             1,523
------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                   1,866                 1,831          5,115             5,413
------------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                  1,094                 1,169          3,687             4,035
Federal income tax provision                                  300                   295          1,028             1,068
------------------------------------------------------------------------------------------------------------------------

Net income                                                    794                   874          2,659             2,967
========================================================================================================================


Per share information:
     Net income                                             $.90                   $.99          $3.01             $3.35

     Weighted average shares outstanding                 884,680                884,680        884,680           884,680
=========================================================================================================================

  *The accompanying notes are an integral part of the consolidated financial statements.

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

-----------------------------------------------------------------------------------------------------------
                                                                            Nine months ended September 30,
                                                                                1997                1996
-----------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                    2,659                2,967
    Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                       135                  137
   Depreciation and amortization of investment securities, bank
          premises, leasehold improvements and furniture and equipment             339                  390
   Decrease/(Increase) in interest receivable and other assets                     461                (119)
   (Decrease)/Increase in interest payable and other liabilities                 (365)                    1
-----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        3,229                3,376

Investing activities:
   Purchases of securities                                                    (21,023)             (18,248)
   Proceeds from maturities of securities                                       30,340               16,649
   Net increase in loans                                                       (4,943)             (16,127)
   Purchases of bank premises, leasehold improvements and
          furniture and equipment-net                                            (124)                (260)
   Proceeds from sales of assets acquired through foreclosure                       90                   21
-----------------------------------------------------------------------------------------------------------

Net cash provided (used) in investing activities                                 4,340             (17,965)
-----------------------------------------------------------------------------------------------------------

Financing activities:
   Net (Decrease)/ Increase in noninterest-bearing demand deposits
        and interest-bearing deposits                                          (3,936)                6,948
   Increase in (repayment of ) federal funds purchased                             ---                3,100
   Principal payments on capitalized lease obligation                             (58)                 (52)
   Dividends paid                                                                (619)                (531)
-----------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                               (4,613)                9,465
-----------------------------------------------------------------------------------------------------------

Decrease/(Increase) in cash and cash equivalents                                 2,956              (5,124)
Cash and cash equivalents at beginning of period                                10,003               14,201
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of                                            $12,959               $9,077
===========================================================================================================

Cash paid during the period:
   Interest                                                                      8,353                8,334
   Taxes                                                                         1,054                 1087
===========================================================================================================

Noncash transactions
   Transfer of loans to real estate owned                                          191                  ---
   Change in unrealized loss on securities available for sale, net of tax          311                  111
===========================================================================================================

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

FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements of First Jermyn Corp and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(2)      EARNINGS PER SHARE

         Earnings per share were $.90 and $3.01 for the three-month and nine month periods ended September 30, 1997 as compared to $.99 and $3.35 for the three month and nine month periods ended September 30,1996. Earnings per share was computed based on the weighted average number of shares outstanding during each period.

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

         In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Because the Company currently has no securities which constitute potential common stock, adoption of this statement will not have any impact on the Company's EPS disclosure.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company.

(4)      SUBSEQUENT EVENT

         On October 15, 1997 the Company announced its agreement to acquire Upper Valley Bancorp, Inc. and its wholly owned subsidiary, NBO National Bank. Upper Valley Bancorp, Inc. had 266.3 million in assets and 190.9 million in deposits at September 30, 1997. The transaction, which is subject to regulatory and shareholder approval, is projected to be consummated during the first quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three month and nine month periods ended September 30, 1997 was $794,000 and $2,659,000 or $.90 and $3.01 per share, respectively, compared to $874,000 and $2,967,000 or $.99 and $3.35, respectively, in the same three month and nine-month periods in the preceding year. Earnings for the nine-month period of 1997 have declined primarily due to a decrease in the net interest margin, and a decrease in non interest income related to a one time gain on a legal settlement recognized in 1996.

At September 30, 1997, the Company had total assets of $320 million compared to $322 million at December 31, 1996. The composition of total assets reflects growth in the loan portfolio which was primarily funded by maturities in the investment portfolio.

The Company recorded an annualized return on average assets of 1.12% for the nine-month period ending September 30, 1997, compared to 1.25% for the same period in 1996. Return on average equity of 12.03% was recorded for the nine-month period ended September 30, 1997, compared to 14.54% for the same period in l996.

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

The Company will be increasing its market penetration through the proposed acquisition of Upper Valley Bancorp, Inc. and its wholly owned subsidiary, NBO National Bank. Upper Valley Bancorp, Inc. had total assets of 266.3 million and total deposits of 190.9 million at September 30, 1997. After completion of the acquisition, The First Jermyn Corp's wholly owned subsidiary, The First National Bank of Jermyn, will be one of the largest community banks in Northeastern Pennsylvania with total assets of approximately $600 million.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS, INTEREST BEARING BALANCES, AND FEDERAL FUNDS SOLD

Cash and Due From Banks declined to approximately $7.7 million at September 30, 1997 from $8.1 million at December 31, 1996 due to normal fluctuations resulting from the conduct of customer business.

Interest bearing balances were $1.2 million at September 30, 1997 compared to zero at December 31, 1996 as a result of the Company placing deposits with the FHLB of Pittsburgh. The majority of these funds will be invested in FHLB stock during the fourth quarter of 1997.

Federal Funds sold increased $2.2 million to $4.1 million at September 30, 1997 as a result of excess liquidity caused by maturities in the securities available for sale portfolio.

SECURITIES AVAILABLE FOR SALE

Securities available for sale, including mortgage backed securities available for sale, have increased $.9 million or 2% to $50.1 million from $49.2 million at December 31, 1996. During the first nine months of 1997, securities available for sale representing short-term Treasury Notes matured and were reinvested in higher yielding mortgage backed securities available for sale.

INVESTMENT SECURITIES

Investment Securities have decreased $9.8 million or 17% to $48.1 million at September 30, 1997 from $57.8 million in December 31, 1996. The decrease related to proceeds from maturities. The funds which became available were reinvested in loans, federal funds sold, and securities available for sale.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $198.1 million at September 30, 1997, an increase of $4.6 million or 2.4% from $193.5 million at December 31, 1996. The mix of loans is substantially unchanged at those dates. The Company attributes this growth to its increased advertising and enhanced marketing effort driven by the employees.

NON-PERFORMING ASSETS

The Company's total non-performing assets decreased from $3.7 million or 1.20% of total assets at December 31, 1996 to $2.1 million or .65% of total assets at September 30, 1997. Nonaccrual loans decreased from $3,080,000 at December 31, 1996 to $1,390,000 at September 30, 1997. The decrease was primarily casued by $435,000 of charge-offs and $370,000 of transfers to accrual status. These delinquencies consist primarily of commercial and residential real estate loans in the process of collection.

Real estate owned, increased $101,000 or 51% from $199,000 as of December 31, 1996 to $300,000 as of September 30, 1997, due to the foreclosure of property securing three credits partially offset by the sale of three foreclosed properties. There were no significant gains or losses on the sale of real estate owned.

                                                      9/30/97          12/31/96         9/30/96
                                                     --------          --------         -------
         Nonaccrual                                 $1,390,000        3,080,000        2,943,000

         Loans 90 days of more delinquent              388,000          468,000          795,000

         Restructured                                      ---              ---              ---
                                                     ---------        ---------        ---------
         Total non-performing loans                  1,788,000        3,548,000        3,738,000

         Other real estate owned other than
              Bank premises                            300,000          199,000          324,000
                                                       -------          -------          -------

         Total non-performing assets                $2,078,000        3,747,000        4,062,000
                                                     =========        =========        =========

At September 30, 1997, the Company's allowance for loan losses amounted to $2.88 million or 1.42% of gross loans receivable. At December 31, 1996, the Company's allowance for loan losses was $3.11 million or l.57% of gross loans receivable. Management believes that the allowance is adequate given the asset quality of the institution. The table below describes the roll forward of the allowance for loan losses for the nine month periods ended September 30, 1997 and 1996.

                                                       9/30/97                            9/30/96
                                                       -------                            -------
         Balance at end of period                   $3,111,000                         3,015,000

         Recoveries                                     72,000                            72,000

         Provision for land and lease losses           135,000                           137,000

         Charge-offs                                   435,000                           120,000
                                                       -------                           -------

         Balance at end of period                   $2,883,000                         3,104,000
                                                   ===========                         =========

DEPOSITS

Deposits decreased $3.9 million or 1.3% from $290.1 million at December 31, 1996 to $286.2 million at September 30, 1997. The largest single factor affecting the decrease in deposits was a drop in non interest bearing demand deposits caused by a large commercial customer who temporarily deposited liquidity balances in their demand account at December 31, 1996.

EQUITY

At September 30, 1997, total equity was $31.0 million or 9.7% of total assets compared to $28.7 million or 8.9% of total assets as of December 31, 1996. Total equity increased primarily due to the retention of net income during the intervening period less dividends paid and due to a decline in the unrealized loss on securities available for sale, net of tax, as a result of changing market conditions.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income decreased $80,000 to $794,000 for the three months ended September 30, 1997, compared to $874,000 recorded in the comparable period of the prior year. For the nine-month period ended September 30, 1997, net income decreased $308,000 or approximately 10% compared to $2,967,000 for the nine-months ended September 30, 1996. Earnings for the nine-month period of 1996 have declined primarily due to a decrease in the net interest margin, and an increase in noninterest income related to a gain on legal settlement.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.8 million and $8.5 million for the three-month and nine month periods ended September 30, 1997 as compared to $2.9 million and $8.6 million for the respective periods in 1996. Interest income in 1997 decreased for income on securities and was compounded by an increase in interest on the deposit base.

Total interest income decreased to $5,670,000 and $16,849,000 for the three month and nine month periods ended September 30, 1997 from $5,716,000 and $17,074,000 during the comparable prior periods. The decrease was primarily the result of a decrease in the average interest-earning assets of $398,000 for the nine months ended September 30, 1997 or 13.1% compared to the nine months ended September 30, 1996. Additionally, the yield earned on average interest-earning assets decreased 6 basis points during the nine months ended September 30, 1997 compared to the 1996 period.

Total interest expense increased by $30,000 to $2,839,000 to $2,809,000 for the three months ended September 30, 1997 from $2,809,000 for the comparable prior period. Total expense decreased by $107,000 to $8,375,000 for the nine months ended September 30, 1997 from $8,482,000 for the comparable prior period. The decrease for the nine months was due to a decrease in interest expense associated with deposits, where the average balance increased by $1,948,000 or 7.5% during the nine months ended September 30, 1997 compared to the 1996 period. The decrease in interest expense on deposits was also caused by a 1 basis point decrease in the average rates paid for the nine months ended September 30, 1997 over the comparable 1996 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collect ability of the Company's loan portfolio. For the three month and nine month periods ended September 30, 1997, the provision for loan losses amounted to $45,000 and $135,000. This amount is consistent with the $46,000 and $137,000 reported in the three and nine month periods of the prior year. The Company's allowance for loan losses decreased by $228,000 to $2,883,000 at September 30, 1997 compared to December 31, 1996, in part due to an increase in net charge offs from $48,000 for the nine months ended September 30, 1996 to $363,000 for the nine months ended September 30,1997. The largest single factor contributing to this increase was a $185,00 net charge off on a single commercial real estate loan.

Athough management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the nine months ending September 30, 1997 decreased approximately $530,000 to $463,000 from the comparable prior period, due to a one-time gain on a legal settlement in the Company's favor which was recorded in the first quarter of 1996. Noninterest income increased $35,000 primarily related to ATM surcharge fees, for the three month period ended September 30, 1997 to $174,000 compared to $139,000 for the same period in the prior year.

NONINTEREST EXPENSES

Noninterest expenses for the nine month period ending September 30, 1997 decreased approximately 5.5% from the comparable prior period. The largest factor contributing to the decrease was a $372,000 recovery on an employee fidelity loss which was received by the company in the second quarter of 1997.

Non interest expense for the three month period ending September 30, 1997 increased $35,000 to $1,866,000 from $1,831,000 for the three months ended September 30, 1996. The largest factor in this change was an $54,000 increase in salaries and benefits, primarily relating to an increase in the number of full-time equivalent employees to 124 at September 30, 1997 as compared to 117 at September 30, 1996.

INCOME TAXES

Income tax expense totaled $300,000 and $1,028,000 for the three-month and nine-month periods ended September 30, 1997 compared to $295,000 and $1,068,000 for the comparable prior periods. These amounts resulted in effective tax rates of 27% and 28% respectively, compared to 25% and 26%, respectively.

CAPITAL ADEQUACY

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $2,351,000 to $31,025,000 at September 30, 1997, as a result of income retained during the nine-months ended September 30, 1997 and a decrease in the net unrealized loss on securities available for sale. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at September 30, 1997, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.31% at September 30, 1997. The Company's Tier 1 risk-based capital ratio was 17.07% at September 30, 1997.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.53% at September 30, 1997.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimun capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized", "under-capitalized", "significantly under-capitalized", and "critically under-capitalized". FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At September 30, 1997, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.32%, 17.07% and 9.53%, respectively.

FIRST JERMYN CORP. AND SUBSIDIARIES

September 30, 1997


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

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                      None

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      None

         ITEM 5.      OTHER INFORMATION
                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
                      (a):  Exhibits:
                            None

                      (b):  Reports on Form 8-K:
                            The company filed a current report on form
                            8-K dated November 11, 1997 to report the execution of an agreement and plan of merger with Upper Valley Bancorp, Inc.

FIRST JERMYN CORP. AND SUBSIDIARIES

September 30, 1997



         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                             ----------------------
                                  (Registrant)


Date    November 11, 1997          By /s/ William M. Davis
        -----------------                 ----------------
        William M. Davis
                                   Chairman, President and Director
                                      (Principal Executive Officer)

Date    November 11, 1997          By /s/  Martha Myshak
        -----------------                  -------------------------
        Martha Myshak
                                     (Principal Financial Officer and
                                                  Treasurer)

Date    November 11, 1997          By /s/  Donald J. Gibbs
        -----------------                  -------------------------
        Donald J. Gibbs
                                    (Principal Accounting Officer
                                     and Vice President, Finance/
                                       Control Division Manager)