Form 10-K405
period 1997-12-31
FIRST JERMYN CORP
filed 1998-03-30
CIK 741562

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to
                                       --------------------    ----------------
        Commission file number 0-13312

                             THE FIRST JERMYN CORP.
       -------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

 Commonwealth of Pennsylvania                                 23-2275242
 ----------------------------                                 ----------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


645 Washington Ave; P.O. Box 39; Jermyn, Pennsylvania             18433-0039
-----------------------------------------------------             ----------
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.  No   .

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent year.    $ 23,296,000
                                                     ------------

Based on the closing sales price of March 17, 1998, the aggregate market value of the voting stock held by non-affiliates (which includes all common stock, $1.25 par value other than shares beneficially owned by directors or executive officers) of the registrant was $17,673,000.

The number of shares outstanding of the registrant's common stock, $1.25 par value was 884,680 at March 15, 1998.

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Part I, Part II, Part III, and Part IV.

(2) Portions of the definitive annual meeting proxy statement to be filed, pursuant to regulation 14A, within 120 days after December 31, 1997 are incorporated by reference into Part I and Part III.

Transitional Small Business Disclosure Format.       Yes ___.  No _X_.

                             THE FIRST JERMYN CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I

         ITEM  1.  Description of Business                                                1-4

         ITEM  2.  Description of Properties                                                5

         ITEM  3.  Legal Proceedings                                                        5

         ITEM  4.  Submission of Matters to a Vote of Security Holders                      5

PART II

         ITEM  5.  Market for Common Equity and Related Shareholder Matters                 6

         ITEM  6.   Selected Financial Data                                                 6

         ITEM  7.  Management's Discussion and Analysis or Plan of Operation                6

         ITEM  8.  Financial Statements and Supplementary Data                              6

         ITEM  9.  Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosures                                                6

PART III

         ITEM 10.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16 (a) of the Exchange Act                       7

         ITEM 11.  Executive Compensation                                                   7

         ITEM 12.  Security Ownership of Certain Beneficial Owners and Management           7

         ITEM 13.  Certain Relationships and Related Transactions                           7

PART IV

         ITEM 14.  Exhibits and Reports on Form 8-K                                         8

         SIGNATURES                                                                         9


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

         The Company's principal activities consist of owning and supervising the Bank, which engages in full-service wholesale and retail banking business. As of December 31, 1997, the Company's subsidiary employed approximately 122 persons on a full-time equivalent basis. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking related services.

PENDING ACQUISITION

         On October 15, 1997, the Company entered into a definitive merger agreement with Upper Valley Bank Corp, Inc. (Upper Valley) whereby Upper Valley will be merged with and into the Company. As soon as practicable after the merger Upper Valley's sole subsidiary NBO National Bank will be merged with and into the Bank. This combination will create a regional community bank with approximately $600 million in total assets and strong geographic market presence in Northeastern Pennsylvania.

SUBSIDIARIES

         The Bank (a Pennsylvania chartered commercial bank) was established in 1902. The operations of the Bank are conducted from six offices located in Lackawanna County, Pennsylvania. The Bank's main office is located in Jermyn, Pennsylvania. It has offices operating in the Keyser Oak and Minooka sections of Scranton, Pennsylvania, Carbondale, Pennsylvania, Daleville, Pennsylvania and an office in Jessup, Pennsylvania.

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

Prompt Corrective Action

         The prompt corrective action regulations of FDICIA define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restriction, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The Bank meets the definition of "well capitalized" at December 31, 1997

Interstate Banking

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

ITEM 2.  PROPERTIES

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1997.

                                                                          NET BOOK VALUE
                                                                           OF PROPERTY
                                    OWNED/            DATE LEASE           OR LEASEHOLD
LOCATION                            LEASED              EXPIRES           IMPROVEMENTS (2)              DEPOSITS
--------                            ------              -------           ----------------              --------
                                                                                       (IN THOUSANDS)
FNBJ

Main Office                         Leased                2004                 805                         89,364
645 Washington Ave
Jermyn, Pa 18433

Keyser Ave. Branch                  Leased                2004                 420                        104,939
1700 N. Keyser Ave.
Scranton, PA 18508

Jessup Branch                       Owned                                      632                         42,123
210 Church St.
Jessup, PA 18434

Minooka Branch                      Owned                                    1,784                         37,488
500 Davis St.
Scranton, PA 18505

Carbondale Branch                   Owned                                      431                         11,073
67 Salem Ave.
Carbondale, PA 18407

Daleville Branch                    Leased                2000                   0                          7,123
Route 502 RD 3
Moscow, PA 18444


ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are not involved in any pending legal proceedings other than routine nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Discuss the vote on the UVB/NBO merger

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from page 7 of the Company's Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required herein is incorporated by reference from pages 3-18 of the Company's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS


                  INDEX TO CONSOLIDATED FINANCIAL                                   ANNUAL REPORT
                  STATEMENTS AND SUPPLEMENTARY                                      TO SHAREHOLDERS
                  FINANCIAL DATA                                                    PAGE REFERENCE
                  --------------                                                    --------------

         Consolidated Balance Sheets,
              December 31, 1997 and 1996..................................................19
         Consolidated Statements of Income,
              Years Ended December 31, 1997, 1996 and 1995................................20
         Consolidated Statements of Changes in Shareholders' Equity,
              Years Ended December 31, 1997, 1996 and 1995................................21
         Consolidated Statements of Cash Flows,
              Years Ended December 31, 1997,1996 and 1995.................................21
         Notes to Consolidated Financial Statements....................................22-33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

         Information concerning directors and executive officers of the registrant is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1997, for the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Executive Compensation information is incorporated by reference from the Company's definitive proxy statement to be filed, pursuant to Regulation 14A, within 120 days after December 31, 1997, for the annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1997, for the annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions with regard to indebtedness of management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1997, for the annual meeting of shareholders and Note 4 - Loans of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders.

                                     PART IV

                                                                                   PAGE
                                                                                   ----
ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in Part II Item 7:
          Independent Auditors' Report..............................................39*
          Financial Statements:
             Consolidated Balance Sheets, December 31, 1997 and 1996................19*
             Consolidated Statements of Income,
                Years Ended December 31, 1997 , 1996 and 1995.......................20*
             Consolidated Statement of Changes in Shareholders' Equity,
                Years Ended December 31, 1997, 1996 and 1995........................21*
             Consolidated Statement of Cash Flows,
                Years Ended December 31, 1997, 1996 and 1995........................21*
             Notes to Consolidated Financial Statements..........................22-33*
          Selected Quarterly Financial Data-
             Years Ended December 31, 1997, and 1996................................18*

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2)  Exhibits included herein or incorporated by reference herein:

          3.1       Registrant's Articles of Incorporation, as amended

          3.2       Registrant's Bylaws

          10.1 Lease Agreement, Option Agreement and Memorandum of Lease made the 29th day of August 1974 by and between Sterling Industrial Corporation and The First National Bank of Jermyn for the Bank's office buildings located in Jermyn and the Keyser Oak section of Scranton, Pennsylvania, filed with the Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

          10.2 Employment Agreement dated June 9, 1993, by and between The First National Bank of Jermyn and William M. Davis

          10.3 Employment Agreement dated June 9, 1993, by and between The First National Bank of Jermyn and Steven R. Tokach

          10.4 Agreement and Plan of Merger between Registrant and Upper Valley Bankcorp, Inc. dated October 15, 1997, filed with Form 8-K dated November 14, 1997 and incorporated herein by reference

          21        Subsidiaries of the Registrant

          27        Financial Data Schedule

*Refers to page numbers in Annual Report to Shareholders incorporated by reference

     (b)          Current report of Form 8-K dated November 14, 1997

FINANCIAL HIGHLIGHTS
(Dollars In Thousands, Except Share Data)


                                   FOR THE YEAR                                  1997            1996            1995
                                                                                 ----            ----            ----
Total interest income                                                            $22,600         $22,722         $21,492
Total interest expense                                                            11,288          11,401          10,282
Net interest income                                                               11,312          11,321          11,210
Provision for loan losses                                                            180             183             365
Non-interest income                                                                  696           1,136             582
Non-interest expense                                                               7,055           7,462           6,804
Income tax provision                                                               1,290           1,308           1,369
Net income                                                                         3,483           3,504           3,254
Cash dividends paid                                                                1,239           1,105           1,018

                                   AT YEAR END

Assets                                                                          $325,737        $321,563        $309,986
Loans, gross                                                                     204,464         197,598         174,470
Allowance for loan losses                                                          2,696           3,111           3,015
Securities                                                                       101,469         107,068         114,898
Deposits                                                                         292,110         290,115         281,298
Shareholders' equity                                                              31,277          28,674          26,209

                                    SHARE DATA

Net income                                                                         $3.94           $3.96           $3.68
Cash dividends                                                                      1.40            1.25            1.15
Book value                                                                         35.35           32.41           29.63
Number of shares outstanding, net                                                884,680         884,680         884,680

                                 SELECTED RATIOS

Return on assets (net income divided by average total assets)                       1.09%           1.10%           1.12%
Return on equity (net income divided by average equity)                            11.66%          12.71%          13.20%
Common stock dividend payout rate (dividends declared divided
      by net income)                                                               35.57%          31.54%          31.28%
Equity to assets ratio (average equity divided by average total assets)             9.34%           8.62%           8.48%
Tier I Leverage Ratio                                                               9.45%           8.85%           8.75%
Risk-Based Capital Ratio, Tier I                                                   16.56%          16.50%          16.13%
Risk-Based Capital Ratio, Total                                                    17.82%          17.76%          17.39%

FINANCIAL REVIEW
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Share Data)


                   FOR THE YEAR                     1997            1996            1995            1994            1993
                                                    ----            ----            ----            ----            ----

Total interest income                            $22,600         $22,722         $21,492         $18,103         $17,401
Total interest expense                            11,288          11,401          10,282           7,197           7,127
Net interest income                               11,312          11,321          11,210          10,906          10,274
Provision for loan losses                            180             183             365             454           1,403
Non-interest income                                  696           1,136             582             577             500
Non-interest expense                               7,055           7,462           6,804           6,726           6,284
Federal income tax provision                       1,290           1,308           1,369           1,366             927
Net income                                         3,483           3,504           3,254           2,937           2,160
Cash dividends paid                                1,239           1,105           1,018             930             885

                    AT YEAR END

Assets                                          $325,737        $321,563        $309,986        $278,015        $263,427
Loans, gross                                     204,464         197,598         174,470         168,808         163,585
Allowance for loan losses                          2,696           3,111           3,015           2,835           2,849
Securities                                       101,469         107,068         114,898          92,464          83,307
Deposits                                         292,110         290,115         281,298         250,842         239,007
Shareholders' equity                              31,277          28,674          26,209          23,164          22,506

                    SHARE DATA

Net income                                         $3.94           $3.96           $3.68           $3.32           $2.44
Cash dividends                                      1.40            1.25            1.15            1.05            1.00
Book value                                         35.35           32.41           29.63           26.18           25.44
Number of shares outstanding, net                884,680         884,680         884,680         884,680         884,680

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION


INTRODUCTION AND BUSINESS
The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods shown. The discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. Tabular information is presented in thousands of dollars, except as indicated.

The First Jermyn Corp. (Company) owns all of the outstanding common stock of its only bank subsidiary, The First National Bank of Jermyn (Bank). The Company formed a non-bank subsidiary, First of Jermyn Realty Company, Inc. (Realty), during 1990. Realty has been inactive since inception. The Company is subject to supervision of the Federal Reserve System. The Bank is chartered as a national bank and is subject to supervision of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Bank operates offices in Carbondale, Daleville, Jermyn and Jessup and two offices in Scranton (Keyser Oak Plaza and Minooka Section), Pennsylvania. The Bank offers all services normally provided by a community bank, including deposit, safekeeping and loan functions through its branch system.

On October 31, 1997, the Company entered into a definitive merger agreement with Upper Valley Bancorp, Inc. (Upper Valley) whereby Upper Valley will be merged with and into the Company. As soon as practicable, after the merger Upper Valley's sole subsidiary NBO National Bank will be merged with and into the Bank. This combination will create a regional community bank with approximately $600 million in total assets and strong geographic market presence in northeastern Pennsylvania.

RESULTS OF OPERATIONS
Net income for 1997 was $3,483,000, a decrease of 0.6% from the prior year. The net income for 1996, $3,504,000 an increase of 7.7% from 1995. The following table (Table 1) presents the amount and percentage of increase (decrease) for the major components of net income for the years under review.

                                                      TABLE 1
                                                Increase (Decrease)
                                                                       1997 vs. 1996             1996 vs. 1995
                                                                       -------------             -------------
                                                                     Amount      Percent       Amount    Percent
                                                                     ------      -------       ------    -------

Interest income                                                      $(122)         0.5%       $1,230       5.7%
Interest expense                                                      (113)         1.0%        1,119      10.9%
                                                                     -----                     ------
Net interest income                                                     (9)         0.1%          111       1.0%
Provision for loan losses                                               (3)         1.6%        (182)     (49.9%)
                                                                     -----                     ------
Net interest income after provision for loan losses                     (6)         0.1%          293       2.7%
Non-interest income                                                   (440)        38.7%          554      95.2%
Non-interest expense                                                  (407)         5.5%          658       9.7%
                                                                     -----                     ------
Income before Federal income tax provision                             (39)         0.8%          189       4.1%
Federal income tax provision                                           (18)         1.4%         (61)      (4.5)%
                                                                     -----                     ------
Net income                                                            $(21)         0.6%         $250       7.7%
                                                                     =====                     ======

NET INTEREST INCOME
Table II illustrates average balances and the average tax-equivalent yield earned by the Bank on its interest-earning assets and the average interest rate associated with its interest-bearing liabilities for 1997, 1996, and 1995. Table II exhibits the volume and yield/rate variances for interest-earning assets and interest-bearing liabilities.

                                    TABLE II
                           AVERAGE BALANCES AND RATES

                                               1997                      1996                      1995
                                     Average  Revenue/ Yield/    Average  Revenue/Yield/   Average  Revenue/ Yield/
                                     Balance  Expense   Rate     Balance  Expense  Rate    Balance  Expense   Rate
                                     -------  -------   ----     -------  -------  ----    -------  -------   ----
Interest earning assets:
     Loans
         Commercial, financial
              and agriculture        $30,525   $2,535    8.30%   $33,715   $2,961  8.78%   $38,124   $3,554   9.32%
         Real estate - commercial
              and residential
              mortgage               124,015   10,227    8.25%   112,184    9,377  8.36%   105,368    9,190   8.72%
         Installment - net            43,415    3,563    8.21%    34,318    2,877  8.38%    25,678    2,197   8.56%
                                     -------   ------            -------   ------          -------   ------
     Total loans (including fees)    197,955   16,325    8.25%   180,217   15,215  8.44%   169,170   14,941   8.83%
     Securities:
         Taxable                      81,985    4,995    6.09%   101,818    6,372  6.26%    94,586    5,979   6.32%
         Tax-exempt                   18,088    1,447    8.00%    18,269    1,499  8.21%     6,960      568   8.16%
                                     -------   ------            -------   ------          -------   ------
     Total securities                100,073    6,442    6.44%   120,087    7,871  6.55%   101,546    6,547   6.45%
     Federal funds sold                6,944      385    5.54%     4,737      253  5.34%     5,520      325   5.89%
     Interest-bearing deposits
         in banks                        290       16    5.52%
                                     -------   ------            -------   ------          -------   ------
Total interest-earning assets        305,262   23,168    7.59%   305,041   23,339  7.65%   276,236   21,813   7.90%
Noninterest-earning assets            14,498                      14,858                    14,341
                                    --------                    --------                   --------
TOTAL ASSETS                        $319,760                    $319,899                   $290,577
                                    ========                    ========                   ========
Interest-bearing liabilities:
     Deposits
         Savings, Club, NOW,
              and money market
              accounts               $94,119   $2,185    2.32%   $94,229   $2,302  2.44%   $95,969   $2,403   2.50%
         Certificates of deposits    165,727    9,025    5.45%   168,005    8,992  5.35%   142,012    7,787   5.48%
                                     -------   ------            -------   ------          -------   ------
     Total deposits                  259,846   11,210    4.31%   262,234   11,294  4.31%   237,981   10,190   4.28%
     Federal funds purchased               6        1    4.39%       414       22  5.31%        18        1   5.56%
     Capitalized lease obligation        779       78    10.0%       853       85  9.96%       920       91   9.89%
                                     -------   ------            -------   ------          -------   ------
Total interest-bearing liabilities   260,631   11,289    4.33%   263,501   11,401  4.33%   238,919   10,282   4.30%
Noninterest bearing liabilities       29,251                      28,825                    27,009
Shareholders' equity                  29,878                      27,573                    24,649
                                      ------                      ------                    ------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY           $319,760                    $319,899                  $290,577
                                    ========                    ========                  ========
Net interest income                           $11,879                     $11,938                   $11,531
Interest rate spread                                     3.26%                     3.32%                      3.60%
Margin analysis:
     Interest income/interest -
         earning assets                                  7.59%                     7.65%                      7.90%
     Interest expense/interest -
         earning assets                                  3.70%                     3.74%                      3.72%
     Net interest income/interest -
         earning assets                                  3.89%                     3.91%                      4.18%
Tax equivalent adjustments:
     Loans                                        $76                        $107                      $128
     Securities                                   492                         510                       193
                                                  ---                         ---                       ---
Total                                            $568                        $617                      $321


1.  Installment loans are stated net of unearned income.

2.  Average loan balances include non-accrual loans.

3. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34% for each of the three years.

4.  Average balances represent average daily balances.

5. Yields on securities available for sale were computed using historical amortized cost.

                                    TABLE III
                         VOLUME AND YIELD/RATE VARIANCES



                                                 1997 compared to 1996                  1996 compared to 1995
                                                 ---------------------                  ---------------------
                                                        Yield/                                 Yield/
                                           Volume         Rate          Net       Volume         Rate           Net
                                           ------         ----          ---       ------         ----           ---
Interest income:
     Loans                                 $1,460       $(350)       $1,110         $950      $ (676)          $274
     Securities:
       Taxable                            (1,209)        (168)      (1,377)          453         (60)           393
       Tax-exempt                            (14)         (38)         (52)          928            3           931
       Federal funds sold                     122           10          132         (44)         (28)          (72)
       Interest-bearing deposits
             in banks                       (341)          357           16            -            -             -
                                           ------      ------        -----        ------      ------          -----
Total interest-earning assets                  18        (189)        (171)        2,287        (761)         1,526
                                           ------      ------        -----        ------      ------          -----
Interest expense:
     Savings, Club, NOW, and
       money market accounts                    3        (120)        (117)         (43)         (58)         (101)
     Certificates of deposit                 (88)          121           33        1,395        (190)         1,205
     Federal funds purchased                 (22)            -         (22)           21            -            21
     Capitalized lease obligation             (7)            -          (7)          (7)            1           (6)
                                           ------      ------        -----        ------      ------          -----
Total interest-bearing liabilities          (114)            1        (113)        1,366        (247)         1,119
                                           ------      ------        -----        ------      ------          -----
Net interest income                          $132       $(190)        $(58)         $921       $(514)          $407
                                           ======      ======        =====        ======      ======          =====

1. The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of change in each.

2. Balances of non-accrual loans and related income recognized have been included for computation purposes.

3. Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34% in each of the three years.


The decrease in 1997 taxable equivalent net interest income was driven by declines in the yields on loans and taxable securities, partially offset by an increase in the yield on interest-bearing deposits in banks. The most significant component of loans is real estate mortgages which had a decrease in yield of 8 basis points from 1996 to 1997.

As shown in Table II and III, 1997 taxable-equivalent net interest income decreased $59,000 (0.5%) compared to 1996. Interest income decreased $171,000 and interest expense decreased $112,000. The 1997 net interest margin was 3.89% (2 basis points below 1996). The decline in the net interest margin was a result of competitive pressures causing yields/rates to decrease for total interest-earning assets while remaining constant for total interest-bearing liabilities. Net interest income as a percentage of interest income also fell in 1996 compared to 1995 due to increased competition in the local retail banking market.

Taxable-equivalent net interest income for 1996 increased $407,000 (3.5%) over 1995. Interest income increased $1,526,000 and interest expense increased $1,118,000. The 1996 net interest margin was 3.91% (twenty-seven basis points below 1995). The decline in the net interest margin was a result of competitive pressures causing yields/rates to decrease for total interest-earning assets and to increase for total interest-bearing liabilities. The 1996 versus 1995 increase in average interest-bearing deposits ($24,253,000) was invested in loans and securities.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is an amount that management believes will be adequate to absorb known and inherent losses in the existing loan portfolio. See Note 1 to the consolidated financial statements with regard to the Bank's policy for its provision and allowance for loan losses.

The allowance for loan losses was $2,696,000 at December 31, 1997 as compared to $3,111,000 at December 31, 1996, a decrease of 13.3%. The allowance was 1.32% of total loans (net of unearned discount and fees) at December 31, 1997 and 1.58% at December 31, 1996. There is no foreign loan exposure in the Bank's loan portfolio. The provision for loan losses remained relatively consistent at $180,000 and $183,000 in 1997 and 1996, respectively, both of which were lower than the 1995 provision of $365,000. The lower provision in 1996 reflected a five-year low in the amount of net charge-offs. While net charge-offs increased in 1997 due to write downs on a limited number of individual borrowers, nonperforming loans reached a six-year low at December 31, 1997 resulting in a reduced need for a 1997 provision and a decline in the year-end allowance for loan losses.

A significant portion of the Bank's loans are collateralized by residential and commercial real estate located in Northeastern Pennsylvania with a primary concentration in Lackawanna County. The Bank's primary concentration of credit risk is related to the real estate market in the aforementioned area. The ultimate collectibility of most of the Bank's loan portfolio is greatly affected by the economic conditions within Northeastern
Pennsylvania. Management is not aware of any other significant concentrations of credit risk within its loan portfolio.

Table IV illustrates the changes in allowance for loan losses for the previous five years including charge-offs, recoveries and percent of net charge-offs to average loans outstanding during each period. Table V illustrates the allocation of the allowance for loans for each period. These allocations are no more than estimates and are subject to revision as conditions change.

                                    TABLE IV
                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                             Years Ended December 31,
                                                                   1997       1996       1995       1994     1993
                                                                   ----       ----       ----       ----     ----
Average loans, net of unearned income                          $197,955    180,217   $169,170   $161,381 $168,721
                                                               ========    =======   ========   ======== ========
Allowance for loan losses at beginning of period                 $3,111     $3,015     $2,835     $2,849   $2,382
                                                                 ------     ------     ------     ------   ------
Charge-offs:
     Domestic:
         Commercial, financial and agricultural                     174          4         53        249      931
         Real estate commercial and residential
              mortgage                                              559        130        193        293       22
         Installment                                                 50         36         28         25       60
     Total                                                          783        170        274        567    1,013

     Recoveries:
     Domestic:
         Commercial, financial and agricultural                     168         78         76         93       51
         Real estate- commercial and residential
              mortgage                                                3          -          -          -        -
         Installment                                                 17          5         13          6       26
                                                                 ------     ------     ------     ------   ------
     Total                                                          188         83         89         99       77
                                                                 ------     ------     ------     ------   ------

Net charge-offs                                                     595         87        185        468      936
Additions charged to operations                                     180        183        365        454    1,403
                                                                 ------     ------     ------     ------   ------
Allowance for loan losses at end of period                       $2,696     $3,111     $3,015     $2,835   $2,849
                                                               ========    =======   ========   ======== ========
     Percentage of net charge-offs during the period
     to average loans outstanding during the period               0.30%      0.05%      0.11%      0.29%    0.55%
     Percentage of allowance for loan losses to total loans -
     net of unearned income, period end                           1.32%      1.58%      1.74%      1.69%    1.75%
     Percentage of allowance for loan losses to total
     nonperforming loans, period end                               188%        88%       121%        88%     212%



                                     TABLE V
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                 December 31,
                                    1997           1996              1995             1994             1993
                                        % Of              % Of              % Of             % Of              % Of
                                       Loans             Loans             Loans            Loans             Loans
                                     In Each           In Each           In Each          In Each           In Each
                                    Category          Category          Category         Category          Category
                                    to Total          to Total          to Total         to Total          to Total
                              Amount   Loans   Amount    Loans   Amount    Loans  Amount    Loans   Amount    Loans
                              ------   -----   ------    -----   ------    -----  ------    -----   ------    -----
Domestic:
     Commercial, financial
         and agriculture        $165     17%     $257      17%     $680      18%    $718      22%   $1,242      28%
     Real estate - commercial
         and residential
         mortgage                870     60%    1,272      63%      977      66%   1,037      65%    1,368      63%
     Installment                  42     23%       57      20%       86      16%      59      13%       54       9%
     Unallocated               1,619       -    1,525        -    1,272        -   1,021        -      185        -
                              ------    ----   ------     ----   ------     ----  ------     ----   ------     ----
Total                         $2,696    100%   $3,111     100%   $3,015     100%  $2,835     100%   $2,849     100%
                              ======================================================================================

Allocations for commercial, financial and agricultural loans are determined by reviewing significant or unusual loans. Allocations for real estate and consumer loans are based on historical losses, delinquency trends and current economic conditions. The unallocated portion is established by management to absorb inherent losses in the portfolio. The allocated allowances for commercial real estate and installment loans decreased in 1997 over 1996 based on the lower levels of nonperforming loans in those categories. In 1993 the Company had a five-year high in the level of net charge-offs. This eliminated the need for some of the allocated allowances in 1994 as many of the specifically identified losses had been addressed. However, to preserve the total allowances at a level consistent with past trends and to provide for losses inherent in the portfolio, management increased the unallocated allowance in 1994.

NONINTEREST INCOME
Noninterest income generally consists of service charges on deposits, fees for customer services, fees from the Small Business Administration, gains on sales of loans, and other non-recurring types of transactions.

Service charges and fee income increased by $108,000 for the year ended December 31, 1997 as compared to 1996 primarily as a result of the Bank instituting a surcharge on all foreign transactions at its ATM's. Noninterest income increased in 1996 primarily as a result of a $600,000 one-time gain on a legal settlement which occurred in the first quarter of 1996. There were no comparable items in 1997 or 1995.

NONINTEREST EXPENSE
The following table (Table VI) summarizes major components of non-interest expense for the periods shown.

                                                   1997                       1996                      1995
                                             Percent To Total           Percent To Total          Percent To Total
                                             Interest Earning           Interest Earning          Interest Earning
                                             ----------------           ----------------          ----------------
                                           Amount       Assets       Amount       Assets       Amount        Assets
                                           ------       ------       ------       ------       ------        ------

Salaries and benefits                      $3,740        1.23%       $3,589        1.19%       $3,315         1.16%
Occupancy costs                               716        0.23%          575        0.19%          469         0.16%
Furniture and equipment expense               601        0.20%          556        0.18%          521         0.18%
Data processing services and
     programs and supplies                    428        0.14%          404        0.13%          424         0.15%
FDIC insurance                                 35        0.01%            2        0.00%          288         0.10%
Fidelity loss/(recovery)                    (372)      (0.12)%          320        0.11%            -             -
Other expense                               1,907        0.62%        2,016        0.67%        1,787         0.62%
                                           ------        ----        ------        ----        ------         ----
Total                                      $7,055        2.31%       $7,462        2.47%       $6,804         2.37%
                                           ======        ====        ======        ====        ======         ====


Salaries and benefits have increased throughout the periods presented due to increased headcount, salary adjustments, and increases in related benefits. Total full-time equivalent employees numbered 122 at December 31, 1997, 121 at December 31, 1996 and 110 at December 31, 1995. The increases in full-time equivalent employees at December 31, 1996 and 1995 are due primarily to the additions of the Daleville office and Carbondale office, respectively.

Occupancy costs and furniture and equipment expense increased in 1997 primarily as a result of the increased costs associated with a full year of occupancy of the Daleville office. The Bank's FDIC insurance assessment decreased in 1996 as a result of the Bank Insurance Fund (which provides coverage for the Bank) having reached its goal of 1.25% of insured deposits. Other expense decreased in 1997 due primarily to decreases in advertising and a net loss on other real estate owned, partially offset by amortization of customer list intangible. During the first quarter of 1997 the Company discovered certain irregularities involving an employee. Management accrued its full estimate of the fidelity loss as of December 31, 1996 in noninterest expense. In 1997 the amount of the loss was recovered (less a $50,000 deductible) under the Company's Fidelity Bond Insurance Policy.

Occupancy costs increased in 1996 primarily as a result of the increased costs associated with a full year of occupancy of the Carbondale office.
FDIC insurance decreased in 1995 as a result of a refund of premiums when the Bank Insurance Fund initially reached its capitalization goal. Other expense increased in 1996 due to additional advertising, and legal and collection costs as well as costs associated with real estate owned. Other expense increased in 1995 due to additional advertising, business development, miscellaneous and office expenses which were partially offset by a decrease in legal and collection costs as well as costs associated with real estate owned.

INCOME TAX PROVISION
Fluctuations in the 1997, 1996, and 1995 income tax provisions and effective tax rates result from the changes in federal taxable income and in tax-free income on securities and loans. The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

The deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

SECURITIES
The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Bank's investment policy is more restrictive than the OCC regulations allow and, accordingly, the Bank has invested primarily in U.S. government and agency securities, which qualify as liquid assets under the OCC regulations, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. The Bank's investment portfolio consists of those securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1997, the available-for-sale securities portfolio totaled $56.4 million, or 17.3% of assets and the held-to-maturity portfolio totaled $45.0 million, or 13.8% of assets.

The following table (Table VII) shows maturity data and related weighted-average yields as of December 31, 1997 and carrying values as of December 31, 1997, 1996, and 1995. Yields on available for sale securities are computed using historical amortized cost.

                                  TABLE VII
                             SECURITIES PORTFOLIO

                                                                       December 31, 1997
                                                                                                After ten
                                                One year      After one           After five     years/no
                                                or less  through five years   through ten years  maturity   Total
                                                -------  ------------------   -----------------  --------   -----
Securities available for sale
U.S. Treasuries
     Market value                                $4,997              -                 -               -   $4,997
     Yield (2)                                    5.87%              -                 -               -    5.87%
                                                 ------        -------            ------         -------  -------
Total Market Value                               $4,997              -                 -               -   $4,997
                                                 ======        =======            ======         =======  =======
Weighted average yield                            5.87%              -                 -               -    5.87%
                                                 ======        =======            ======         =======  =======

Investment securities held to maturity
U.S. Treasuries
     Carrying value                              $9,963        $17,217                 -               -  $27,180
     Yield                                         6.37          5.92%                 -               -    6.09%
States and municipal securities
     Carrying value                                  $-         $1,588            $3,481         $12,784  $17,853
     Yield (1)                                        -          5.28%             5.14%           5.40%    5.34%
                                                 ------        -------            ------         -------  -------
Total carrying value                             $9,963        $18,805            $3,481         $12,784  $45,033
                                                 ======        =======            ======         =======  =======
Weighted average yield                            6.37%          5.87%             5.14%           5.40%    5.79%
                                                 ======        =======            ======         =======  =======

                                                                       December 31, 1997

                                                One year      After one           After five    After ten
                                                or less  through five years   through ten years    years    Total
                                                -------  ------------------   -----------------    -----    -----
Mortgage-backed securities available for sale
Mortgage-backed securities
     Market value                                  $718       $29,550             $5,298               -  $35,566
     Yield (2)                                    7.62%         6.41%              6.70%               -    6.47%
Collateralized mortgage obligations
     of U.S. government agencies
     Market value                                    $-        $1,453             $9,576          $3,557  $14,586
     Yield (2)                                        -         6.01%              5.89%           6.30%    6.00%
                                                 ------       -------            -------         -------  -------
Total market value                                 $718       $31,003            $14,874          $3,557  $50,152
                                                 ======       =======            =======         =======  =======
Weighted average yield                            7.62%         6.39%              6.18%           6.30%    6.33%
                                                 ======       =======            =======         =======  =======


                                                                                            December 31
                                                                                    1997         1996       1995
                                                                                    ----         ----       ----

SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and other U.S. government agencies                                $4,997      $24,085    $13,225
Other                                                                              1,287          150        150
                                                                                 -------      -------     -------
Total                                                                             $6,284      $24,235    $13,375
                                                                                 =======      =======     =======
INVESTMENT SECURITIES HELD TO MATURITY
U.S. Treasuries and other U.S government agencies                                $27,180      $39,354    $56,599
States and municipal                                                              17,853       18,273     18,266
Other                                                                                  -          200        452
                                                                                 -------      -------     -------
Total                                                                            $45,033      $57,287    $75,317
                                                                                 =======      =======     =======
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities                                                       $35,566      $10,388    $12,304
Collateralized mortgage obligations of U.S. government agencies                   14,586       14,618     13,902
Other                                                                                  -            -          -
                                                                                 -------      -------     -------
Total                                                                            $50,152      $25,006    $26,206
                                                                                 =======      =======     =======

(1) Yields are presented on a taxable equivalent basis utilizing an effective tax rule of 34% for all maturities.

(2) Yields on securities available for sale are computed using historical amortized costs.

LOANS
Net loans grew $7,000,000 to $203,610,000 at December 31, 1997. The largest increase was in installment loans which increased $7,479,000 to $47,268,000 at December 31, 1997 compared to $39,789,000 at December 31, 1996. The increase in the installment loan portfolio was primarily due to home equity loans and, to a lesser degree, auto loans.

Net loans grew $23,268,000 to $196,610,000 at December 31, 1996. Increases of $9,291,000 and $2,363,000, $11,154,000 and $320,000 occurred in commercial and residential mortgage, commercial, installment and real estate construction loan portfolios, respectively. The increase in loan portfolios was primarily due to aggressive pricing strategies employed by the Bank in conjunction with the Bank's larger advertising budget which as been successful in attracting a variety of new loans.

The following table (Table VIII) shows consolidated loans at December 31, 1997, 1996, 1995, 1994, and 1993 (including non-accrual loans) and summarizes the maturity data for loans-gross (net of non-accrual loans) as of December 31, 1997.

                                  TABLE VIII
                                    LOANS

                                                                   1997       1996       1995       1994     1993
                                                                   ----       ----       ----       ----     ----

Real estate - commercial and
      residential mortgage                                     $122,175   $122,625   $113,334   $107,448   $100,827
Commercial, financial and agricultural                           33,732     33,042     30,679     37,154     46,178
Installment                                                      47,268     39,789     28,635     21,408     15,136
Real estate - construction                                        1,289      2,142      1,822      2,798      1,444
                                                               --------   --------   --------   --------   --------
     Total loans - gross                                       $204,464   $197,598   $174,470   $168,808   $163,585
                                                               --------   --------   --------   --------   --------
Less unearned income                                              (854)      (988)    (1,128)    (1,296)    (1,226)
                                                               --------   --------   --------   --------   --------
     Total gross loans, net of unearned income                 $203,610   $196,610   $173,342   $167,512   $162,359
                                                               ========   ========   ========   ========   ========


                                                                                December 31, 1997
                                                                                  After One
                                                                                  Year but
                                                                      Within        Within      Over
                                                                     One Year   Five Years   Five Years     Total
                                                                     --------   ----------   ----------     -----

Real estate - commercial and residential mortgage                    $13,958        $7,672      $99,765  $121,395
Commercial, financial and agricultural                                10,995         3,332       18,993    33,320
Installment                                                            5,672        31,197       10,399    47,268
Real estate - construction                                             1,289             -            -     1,289
                                                                     -------       -------     --------  --------
     Total loans - gross (net of non-accrual)                        $31,914       $42,201     $129,157  $203,272
                                                                     =======       =======     ========  ========
Fixed rate                                                            $7,042       $34,664      $86,195  $127,901
                                                                     =======       =======     ========  ========
Variable rate                                                         24,872         7,537       42,962    75,371
                                                                     -------       -------     --------  --------
     Total loans - gross (net of non-accrual)                        $31,914       $42,201     $129,157  $203,272
                                                                     =======       =======     ========  ========

Management is not aware of any trends or uncertainties within its loan portfolio which it reasonably expects will materially impact future operating results on capital resources nor is management aware of any information which would cause it to have serious doubts as to the ability of its performing borrowers to comply with current loan repayment terms.

Table IX summarizes the Bank's non-performing assets at December 31, 1997, 1996, 1995, 1994, and 1993.

                                    TABLE IX
                              NON-PERFORMING ASSETS

                                                                   1997       1996       1995       1994     1993
                                                                   ----       ----       ----       ----     ----

Non-accrual loans (1)                                            $1,192     $3,080     $1,978     $3,043   $5,595
Loans past due 90 days or more and still accruing                   242        468        511        185      448
                                                                 ------     ------     ------     ------   ------
     Total non-performing loans                                   1,434      3,548      2,489      3,228    6,043
Real estate owned other than bank premises                          188        199        296        574      516
                                                                 ------     ------     ------     ------   ------
     Total                                                       $1,622     $3,747     $2,785     $3,802   $6,559
                                                                 ======     ======     ======     ======   ======

(1) See Note 4 to the consolidated financial statements concerning interest income on non-accruing loans and Note 1 to the consolidated financial statements - Loans caption - concerning the Bank's policy with regard to accrual of interest.

An analysis of non-accrual loans as of December 31, 1997, 1996, 1995, 1994, and 1993 is as follows:

                                                                   1997       1996       1995       1994     1993
                                                                   ----       ----       ----       ----     ----
Real estate - commercial and residential mortgage                  $781     $2,216     $1,397     $1,939   $3,075
Commercial                                                          411        864        581      1,104    2,520
                                                                 ------     ------     ------     ------   ------
     Total                                                       $1,192     $3,080     $1,978     $3,043   $5,595
                                                                 ======     ======     ======     ======   ======

DEPOSITS
Table X summarizes the average deposits and rates paid on deposit categories of average total deposits for the last three years.

                                     TABLE X
                                Average Deposits

                                                   1997                       1996                      1995
                                          Average      Average      Average      Average      Average       Average
                                         Deposits        Rates     Deposits        Rates     Deposits         Rates
                                         --------        -----     --------        -----     --------         -----
Deposits:
     Domestic:
         NOW accounts                     $19,161        1.71%      $17,955        2.13%      $17,739         2.47%
         Savings deposits                  56,768        2.51%       56,180        2.51%       56,373         2.51%
         Other time deposits                2,051        3.56%        2,006        3.48%        1,829         2.99%
         Money market accounts             16,139        2.24%       18,088        2.44%       20,028         2.49%
         Certificates of deposit          165,727        5.45%      168,005        5.35%      142,012         5.48%
                                         --------      -------     --------      -------     --------        ------
Total interest bearing                   $259,846        4.31%     $262,234        4.31%     $237,981         4.28%
         Non interest bearing demand       27,561                    27,064                    25,503
                                         --------                  --------                  --------
Total                                    $287,406                  $289,298                  $263,484
                                         ========                  ========                  ========

The level of certificates of deposit declined in 1997 as compared to 1996 primarily as the result of the loss of one large commercial customer whose assets were liquidated through bankruptcy in the first quarter of 1997.

Table XI summarizes the maturity distribution of time deposits greater than $100,000 at December 31, 1997 and 1996 (including open time deposits and savings accounts).

                                    TABLE XI
          MATURITY DISTRIBUTION OF TIME DEPOSITS GREATER THAN $100,000

                                                                 December 31, 1997             December 31, 1996
                                                                 -----------------             -----------------
Domestic:
     Certificates of deposit:
         Three months or less                                               $7,856                       $11,475
         Over three months through six months                                3,560                         7,700
         Over six months through twelve months                               7,230                         3,509
         Over twelve months                                                  5,174                         3,417
                                                                           -------                       -------
     Total certificates of deposit                                         $23,820                       $26,101
         Open-account time deposits and savings accounts                     4,687                         4,946
                                                                           -------                       -------
Total                                                                      $28,507                       $31,047
                                                                           =======                       =======

CAPITAL ADEQUACY
A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $2,603,000 to $31,277,000 at December 31, 1997. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth. However, the Company's ability to pay dividends to shareholders is dependent on its ability to receive dividend payments from the Bank (see note 13 to the consolidated financial statements).

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1997, of which 4% must be Tier 1 capital. The Company's total risk-based capital was 17.82% at December 31, 1997 and 17.76% at December 31,1996. The Company's Tier 1 risk-based capital ratio was 16.56% at December 31, 1997 and 16.50% at December 31, 1996.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.45% at December 31, 1997 and 8.85% at December 31, 1996.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA), as well as other requirements, establishes five capital tiers: "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized," and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulation adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At December 31, 1997, the Bank is classified as well-capitalized with total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios of 17.82%, 16.56%, and 9.45%, respectively.

MARKET RISK AND INTEREST RATE RISK
Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis.

The following table (Table XII) summarizes the Bank's sensitivity to interest rate fluctuations at December 31, 1997 for certain interest sensitivity periods.

                                    TABLE XII
                       Maturity Rate Sensitivity Analysis

                                                    Over three     Over six    After one year
                                        Zero to      months to    months to     but within     After five
                                     three months   six months     one year     five years         years      Total
                                     ------------   ----------     --------     ----------         -----      -----
Interest-earning assets:
Securities                                $20,853      $13,152      $15,648      $47,636       $4,180      $101,469
Loans (net of unearned income)             57,981       10,242       13,440       68,559       54,242       204,464
Federal funds sold                          5,110            -            -            -            -         5,110
                                          -------      -------      -------      -------      -------      --------
       Total                              $83,944      $23,394      $29,088     $116,195      $58,422      $311,043
                                          =======      =======      =======      =======      =======      ========
Interest-bearing liabilities:
Now accounts                               $2,828         $878       $1,755      $10,531       $3,510       $19,502
Money market accounts                       3,225        1,708        3,416        6,832            -        15,181
Savings (1)                                 8,241        2,558        5,115       30,693       10,231        56,838
Time                                       41,836       35,026       32,570       36,892            -       146,324
Time >100M                                  7,856        3,560        7,230        5,174            -        23,820
Capitalized lease obligation                   26           26           53          424          215           744
                                          -------      -------      -------      -------      -------      --------
       Total                              $64,012      $43,756      $50,139      $90,546      $13,956      $262,409
                                          =======      =======      =======      =======      =======      ========
Interest rate sensitivity gap             $19,932    $(20,632)    $(21,051)      $25,649      $44,466       $48,634
                                          =======      =======      =======      =======      =======      ========
Cumulative interest rate
       sensitivity gap                    $19,932       $(430)    $(21,481)       $4,168      $48,634            $-
                                          =======      =======      =======      =======      =======      ========
Cumulative interest rate
       sensitivity ratio (2)                 6.2%       (.13%)       (6.6%)         1.3%        14.9%             -
                                          =======      =======      =======      =======      =======      ========


(1) The amount shown as repricing within 0 to 3 months is that portion which, based upon average balances, is considered sensitive to changes in interest rates. The Bank's historical experience has been that total savings account balances exhibit minimal movement with changes in interest rates. Accordingly, a large percentage of the Bank's savings account balances are not as rate sensitive and are classified in the "After five years" category.

(2) Represents the cumulative interest rate sensitivity gap as a percentage of total assets

As shown above, the Bank has a negative gap (interest-sensitive assets are less than interest-sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income and a decrease in rates may lead to an increase in net interest income. Although the Bank is substantially liability sensitive within the next year, management believes that customer behavior patterns and product pricing allow the Bank to reduce interest rate risk to acceptable levels.

In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 100, 200, and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this rate shock analysis as of December 31, 1997.

    Change in Rates      Net Interest Income Change (After tax, in thousands)
    ---------------      ----------------------------------------------------

        +300                                   (731)
        +200                                   (485)
        +100                                   (235)
        -100                                    188
        -200                                    279
        -300                                    338

ACCOUNTING DEVELOPMENTS
In February 1997 the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted, however, restatement of prior periods is required. All EPS information in this annual report has been presented in accordance with SFAS No. 128.

In September 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Bank will make the appropriate disclosures in the applicable 1998 consolidated financial statements, as required.

In September 1997 the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Bank.

In February 1998 the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretrement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employer's Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement requires changes in disclosures and would not effect the results of operations, financial condition, or shareholders' equity of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

OTHER MATTERS
The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Corporation's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of the operations or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

LIQUIDITY
Liquidity involves the Company's ability to raise funds to support asset growth, meet deposit withdrawal and other borrowing needs, maintain reserve requirements and otherwise operate the Company on an ongoing basis. To adjust for the effects of a changing interest rate environment and deposit structure, the Company's management monitors its liquidity requirements through its asset/liability management program. This program, along with other management analysis, enables the bank to meet its cash flow requirements and adapt to the changing needs of individual customers and the requirements of regulatory agencies.

Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale, mortgage-backed securities available for sale, and investment securities with maturities of less than one year was $79,793,000 at December 31, 1997. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. At December 31, 1997 the Company had a maximum borrowing capacity available to it of approximately $135 million from the Federal Home Loan Bank of Pittsburgh. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 13 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.

QUARTERLY FINANCIAL DATA
A comparison of quarterly financial information for 1997 and 1996 is provided in the following table.

                                                                                1997
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------
QUARTER ENDED
Interest income                                         $5,751              $5,670         $5,612         $5,567
Interest expense                                         2,913               2,839          2,733          2,803
                                                   -----------        ------------        -------       --------
Net interest income                                      2,838               2,831          2,879          2,764
Provision for loan losses                                   45                  45             45             45
Net income                                                 824                 794          1,052            813
Earnings per share                                       $0.93               $0.90          $1.19          $0.92


                                                                                1996
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------
QUARTER ENDED
Interest income                                         $5,648              $5,716         $5,693         $5,665
Interest expense                                         2,919               2,809          2,809          2,864
                                                   -----------        ------------        -------       --------
Net interest income                                      2,729               2,907          2,884          2,801
Provision for loan losses                                   46                  46             45             46
Net income                                                 537                 874            875          1,218
Earnings per share                                       $0.60               $0.99          $0.99          $1.38


FOURTH QUARTER RESULTS - 1997 VERSUS 1996
Net income for the fourth quarter of 1997 increased $287,000 from the fourth quarter of 1996. The primary reasons for the increase in net income were the increase in 1997 net interest income due to increased competition in the local retail banking market, and the decrease in 1997 other expense due to a fidelity loss recognized in the fourth quarter of 1996.

MARKET FOR THE FIRST JERMYN CORP. COMMON STOCK
The stock of The First Jermyn Corp. is not listed or traded on a recognized securities exchange and is inactively traded. Range of sale prices is gained when available from purchaser or seller at time of transfer for less of 100 shares or more. Quarterly highs and lows are presented below:


                                                   1997                       1996                      1995
                                             High          Low         High          Low         High           Low
                                             ----          ---         ----          ---         ----           ---
Quarter
First                                      $45.50       $43.25       $38.50       $34.00       $33.50        $31.63
Second                                     $49.00       $44.25       $42.25       $38.75       $33.75        $32.00
Third                                      $50.00       $46.00       $43.00       $41.00       $34.50        $32.25
Fourth                                     $62.00       $50.00       $44.25       $43.00       $36.00        $33.50

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Per Share Information)

                                                                                             DECEMBER 31
                                                                                   1997                   1996
                                                                                   ----                   ----
ASSETS:
Cash and due from banks                                                          $8,102                 $8,103
Federal funds sold                                                                5,110                  1,900
Securities available for sale                                                     6,284                 24,235
Mortgage-backed securities available for sale                                    50,152                 25,006
Investment securities (market value - 1997 - $45,895,
     1996 - $58,849)                                                             45,033                 57,827
Loans, gross                                                                    204,464                197,598
     Less:
       Unearned income                                                             (854)                  (988)
       Allowance for loan losses                                                 (2,696)                (3,111)
                                                                       -----------------     ------------------
              Loans, net                                                        200,914                193,499
Accrued interest receivable                                                       2,105                  2,470
Bank premises, leasehold improvements
     and furniture and equipment-- net                                            4,824                  5,067
Real estate owned other than bank premises                                          188                    199
Other assets                                                                      3,025                  3,257
                                                                       -----------------     ------------------
                    Total assets                                               $325,737               $321,563
                                                                       =================     ==================
LIABILITIES:
Deposits:

     Noninterest-bearing demand                                                 $29,281                $30,437
     Interest-bearing                                                           262,829                259,678
               Total deposits                                                   292,110                290,115
Capitalized lease obligation                                                        744                    821
Accrued interest payable                                                          1,352                  1,250
Other liabilities                                                                   254                    703
                                                                       -----------------     ------------------
                    Total liabilities                                           294,460                292,889
                                                                       =================     ==================
SHAREHOLDERS' EQUITY:
Common stock, $1.25 par value, authorized,
     2,500,000 shares; outstanding, 899,885 shares                                1,125                  1,125
Surplus                                                                           3,876                  3,876
Retained earnings                                                                26,587                 24,343
Net unrealized losses on securities available for sale, net of tax                 (115)                  (474)
Less: Treasury stock--at cost (15,205 shares)                                      (196)                  (196)
                                                                       -----------------     ------------------
                    Total shareholders' equity                                   31,277                 28,674
                                                                       -----------------     ------------------
                         Total liabilities and shareholders' equity            $325,737               $321,563
                                                                       =================     ==================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Information)

                                                                                      FOR THE YEAR ENDED DECEMBER 31
                                                                           1997                   1996                    1995
                                                                           -----                  -----                   ----
Interest income:
     Interest and fees on loans                                         $16,249                $15,108                 $14,813
     Interest on interest-bearing deposits                                   16                      -                       -
     Interest and dividends on securities:
          U.S. Treasury                                                   3,001                  4,648                   4,710
          U.S. government agencies                                            -                      6                       5
          Mortgage-backed securities                                      1,970                  1,687                   1,209
          State and political subdivisions                                  955                    989                     375
          Other taxable debt                                                  1                     22                      46
          Taxable equity                                                     23                      9                       9
     Interest on Federal funds sold                                         385                    253                     325
                                                              ------------------     ------------------     -------------------
                    Total interest income                                22,600                 22,722                  21,492
                                                              ------------------     ------------------     -------------------
Interest expense:
     Deposits                                                            11,210                 11,294                  10,190
     Federal funds purchased                                                  -                     22                       1
     Capitalized lease obligation                                            78                     85                      91
                                                              ------------------     ------------------     -------------------
                    Total interest expense                               11,288                 11,401                  10,282
                                                              ------------------     ------------------     -------------------
Net interest income                                                      11,312                 11,321                  11,210
Provision for loan losses                                                   180                    183                     365
                                                              ------------------     ------------------     -------------------
Net interest income after provision for loan losses                      11,132                 11,138                  10,845
Non-interest income:
     Service charges and fees                                               631                    523                     539
     Gain on sale of loans - net                                             50                      -                      10
     Litigation recovery                                                      -                    600                       -
     Other                                                                   15                     13                      33
                                                              ------------------     ------------------     -------------------
                    Total noninterest income                                696                  1,136                     582
                                                              ------------------     ------------------     -------------------
Non-interest expense:
     Salaries and benefits                                                3,740                  3,589                   3,315
     Net occupancy and furniture/equipment expenses                       1,317                  1,131                     990
     Data processing services                                               428                    404                     424
     FDIC insurance                                                          35                      2                     288
     Fidelity (recovery)/loss                                              (372)                   320                       -
     Other expense                                                        1,907                  2,016                   1,787
                                                              ------------------     ------------------     -------------------
                    Total non-interest expense                            7,055                  7,462                   6,804
                                                              ------------------     ------------------     -------------------
Income before income tax provision                                        4,773                  4,812                   4,623
Income tax provision                                                      1,290                  1,308                   1,369
                                                              ------------------     ------------------     -------------------
Net income                                                               $3,483                 $3,504                  $3,254
                                                              ==================     ==================     ===================
Per share information:
     Net income                                                           $3.94                  $3.96                   $3.68
                                                              ==================     ==================     ===================
     Weighted average shares outstanding                                884,680                884,680                 884,680
                                                              ==================     ==================     ===================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands of Dollars, Except Per Share and Par Value Amounts)

                                                                                      Net Unrealized
                                           Common                                     Gains (Losses)
                                            Stock                                      On Securities
                                        Par Value                        Retained          Available      Treasury
                                            $1.25        Surplus         Earnings           For Sale         Stock          Total
                                      ------------   ------------    -------------   ---------------    ----------   ------------
Balance, January 1, 1995                  $ 1,125          3,876           19,708            (1,349)         (196)        23,164

Net income                                      -              -            3,254                 -             -          3,254

Cash dividends ($1.15 per share)                -              -           (1,018)                -             -         (1,018)

Net unrealized gains on
     securities available for sale,
     net of tax                                 -              -                -               809             -            809
                                      ------------   ------------    -------------   ---------------    ----------   ------------


Balance, December 31, 1995                $ 1,125          3,876           21,944              (540)         (196)        26,209

Net income                                      -              -            3,504                 -             -          3,504

Cash dividends ($1.25 per share)                -              -           (1,105)                -             -         (1,105)

Net unrealized gains on
     securities available for sale,
     net of tax                                 -              -                -                66             -             66
                                      ------------   ------------    -------------   ---------------    ----------   ------------


Balance, December 31, 1996                $ 1,125          3,876           24,343              (474)         (196)        28,674

Net income                                      -              -            3,483                 -             -          3,483

Cash dividends ($1.40 per share)                -              -           (1,239)                -             -         (1,239)

Net unrealized gains on
     securities available for sale,
     net of tax                                 -              -                -               359             -            359
                                      ------------   ------------    -------------   ---------------    ----------   ------------

Balance, December 31, 1997                $ 1,125          3,876           26,587              (115)         (196)        31,277
                                      ------------   ------------    -------------   ---------------    ----------   ------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)


                                                                                         FOR THE YEAR ENDED DECEMBER 31
                                                                                   1997              1996                1995
                                                                           --------------     --------------     ---------------
OPERATING ACTIVITIES:

     Net income                                                                   $3,483             $3,504              $3,254
          Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for loan losses                                                  180                183                 365
          Depreciation and amortization of investment
               securities, bank premises, leasehold improvements
               and furniture and equipment                                           445                485                 461
          Deferred income tax                                                        253                (15)                (11)
          Gain on sales of loans - net                                               (50)                 -                 (10)
          Loss on disposition of real estate                                          18                139                  21
          Decrease (increase) in interest receivable and other assets                100               (672)               (141)
          (Decrease) increase in interest payable and other liabilities             (238)               365                 433
                                                                           --------------     --------------     ---------------
                    Net cash provided by operating activities                      4,191              3,989               4,372
                                                                           --------------     --------------     ---------------

INVESTING ACTIVITIES:
     Maturities of securities available for sale                                  22,274              4,994              13,241
     Maturities of mortgage backed securities available for sale                   4,254              3,193                 510
     Maturities of investment securities                                          12,794             17,699               3,633
     Purchases of securities available for sale                                   (4,000)           (16,000)            (10,443)
     Purchases of mortgage backed securities available for sale                  (29,179)            (1,956)            (11,944)
     Purchases of investment securities                                                -                  -             (16,622)
     Net increase in loans                                                        (7,863)           (23,445)             (6,315)
     Purchases of bank premises, leasehold improvements
          and furniture and equipment - net                                         (202)              (362)               (932)
     Sales of assets acquired through foreclosure, net                               261                 48                 567
                                                                           --------------     --------------     ---------------
                    Net cash used in investing activities                         (1,661)           (15,829)            (28,305)
                                                                           --------------     --------------     ---------------

FINANCING ACTIVITIES:
     Net increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                            1,995              8,817              30,456
     Proceeds from Federal funds purchased                                             -                  -                   -
     Repayment of Federal funds purchased                                              -                  -              (1,900)
     Principal payments on capitalized lease obligation                              (77)               (70)                (63)
     Dividends paid                                                               (1,239)            (1,105)             (1,018)
                                                                           --------------     --------------     ---------------
                    Net cash provided by financing activities                        679              7,642              27,475
                                                                           --------------     --------------     ---------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $     3,209        $    (4,198)         $    3,542
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              $    10,003        $    14,201          $   10,659
                                                                           --------------     --------------     ---------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    13,212        $    10,003          $   14,201
                                                                           ==============     ==============     ===============

 CASH PAID DURING THE YEAR:
      Interest                                                               $    11,186        $    11,257          $    9,908
                                                                           ==============     ==============     ===============
      Federal income taxes                                                   $     1,227        $     1,390          $    1,372
                                                                           ==============     ==============     ===============

 NON CASH TRANSACTIONS

      Change in unrealized (gains) losses on securities
         available for sale, net of tax                                      $       359        $       (66)         $     (809)
                                                                           =====================================================
      Transfers of loans to real estate owned other
         than bank premises                                                  $       268        $        90          $      310
                                                                           =====================================================
      Transfer of securities from available for sale to
         investment securities                                               $         -        $         -          $        -
                                                                           =====================================================

See accompanying notes to consolidated financial statements.

      1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The First Jermyn Corp. is a bank holding company whose principal subsidiary is The First National Bank of Jermyn (Bank) which operates 6 offices in Lackawanna County, Pennsylvania. The Bank provides a range of banking services typically associated with a community bank, the most important of which are the taking of deposits and granting of loans to both individuals and corporations within its market area. The Bank faces competition in its market from other depository institutions, some of which are substantially larger than the Bank and from other financial services companies, including mutual funds, mortgage companies, finance companies, and others.

            PRINCIPLES OF CONSOLIDATION AND PRESENTATION

            The accompanying consolidated financial statements of The First Jermyn Corp. and subsidiaries (Company) include the accounts of The First Jermyn Corp., The First National Bank of Jermyn and First of Jermyn Realty Company, Inc. (inactive since inception). All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

            A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties to the extent considered practical. Management believes that this estimate is adequate.

            RISKS AND UNCERTAINTIES

            In the normal course of its business, the Bank encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Bank's primary credit risk is the risk of default on the Bank's loan portfolio that results from the borrowers inability or unwillingness to make contractually required payments. The Bank's lending activities are concentrated in Pennsylvania. The largest concentration of the Bank's loan portfolio is located in Northeastern Pennsylvania. The ability of the Bank's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Bank, the valuation of loans held for sale, investment securities, and mortgage-related securities available for sale.

            The Bank is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

            The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. While the Bank believes it is acting prudently to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned program of testing for compliance. It is recognized that any year 2000 compliance failures, either internal or on the part of the Bank's customers, could result in additional expense or loss to the Bank.

            CASH AND CASH EQUIVALENTS

            For purposes of reporting cash flows, cash and cash equivalents include cash due from banks and federal funds sold. Generally, federal funds are sold for periods ranging up to thirty days.

            SECURITIES

            Securities include investment and mortgage-backed securities, corporate bonds, and certain equity securities.

            Investments in equity securities that have a readily determinable fair value and investments in debt securities are classified into categories and accounted for as follows:

                        - Debt securities that the Company positively intends to hold to maturity are classified as "held-to-maturity" and are reported at amortized cost.

                        - Debt and equity securities purchased with the intention of selling them in the near future are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in net income.

                        - Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity.

            There were no securities classified as "trading" during 1997, 1996, or 1995.

            Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. The specific identification method is used to determine realized gains and losses on sales of securities available for sale.

            LOANS

            Loans are stated net of unearned income (deferred fees and costs and unearned discount). Loan interest income is accrued using various methods which approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans.

            Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless collateral is sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest in accordance with the Company's previously established loan-to-value policies.

            ALLOWANCE FOR LOAN LOSSES

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible, based on periodic evaluations of the loan portfolio by management. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrowers' ability to pay, and other relevant matters.

            While management utilizes the latest available information to determine the potential for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions as well as adverse changes in the financial condition of borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the Company or the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

            Loans are deemed to be "impaired" if in management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement.

            The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged-off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

            LOANS HELD FOR SALE

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value.

            PREMISES AND EQUIPMENT

            Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements, and additions are capitalized. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the assets (ranging from 5 to 40 years), or for leasehold improvements, over the life of the related lease if less than the estimated useful life. Accelerated methods are used in depreciating certain assets for income tax purposes.

            REAL ESTATE OWNED OTHER THAN BANK PREMISES

            Real estate owned is recorded at the lower of the recorded investment in the loan or fair value less estimated selling costs. Costs subsequently incurred to improve the assets are included in the carrying value provided that the resultant carrying value does not exceed fair value less estimated disposal costs. Costs relating to holding the assets are charged to expense in the current period. An allowance for estimated losses is provided when declines in fair value below the carrying value are identified.

            INCOME TAXES

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

            The First Jermyn Corp. and its subsidiaries file a consolidated Federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

            CUSTOMER LIST

            An intangible asset representing a customer list purchased is stated at cost less accumulated amortization and is included in other assets. Amortization expense is computed on the straight-line basis over the estimated useful life of the asset (seven years).

            RETIREMENT PLAN

            The First National Bank of Jermyn has a retirement plan which covers substantially all employees. The provisions of SFAS No. 87, Employers' Accounting for Pensions are utilized to calculate net pension cost.

            EARNINGS PER COMMON SHARE

            Earnings per common share are computed based on the weighted average number of shares outstanding during each period. The Company has no potential common stock equivalents.

      2.    RESTRICTIONS ON CASH AND DUE FROM BANKS

            The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amounts of those reserve balances approximated $1,261,000 and $1,209,000 in 1997 and 1996, respectively.

      3.    SECURITIES

            The amortized cost and fair value of securities is shown below (in thousands):

                                                                                         Gross           Gross
                                                      Amortized     Unrealized      Unrealized            Fair
                                                           Cost          Gains          Losses           Value
                                                      ---------    -----------     -----------       ---------
SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 1997

      U.S. Treasury                                    $  4,993       $      5        $     (1)       $  4,997
      Marketable equity                                   1,287              -               -           1,287
                                                       --------       --------        --------        --------
                                                       $  6,280       $      5        $     (1)       $  6,284
                                                       ========       ========        ========        ========

MORTGAGE-BACKED SECURITIES
AVAILABLE FOR SALE:
DECEMBER 31, 1997
      Collateralized mortgage obligations
                  of U.S. government agencies
                  and corporations                     $ 14,744       $     76        $   (234)       $ 14,586
      Mortgage-backed securities                         35,294            304             (32)         35,566
                                                       --------       --------        --------        --------
                                                       $ 50,038       $    380        $   (266)       $ 50,152
                                                       ========       ========        ========        ========
INVESTMENT SECURITIES HELD
TO MATURITY:
DECEMBER 31, 1997
      U.S. Treasury                                    $ 27,180       $    408        $    (17)       $ 27,571
      Obligations of states and
                  political subdivisions                 17,853            471               -          18,324
                                                       --------       --------        --------        --------
                                                       $ 45,033       $    879        $    (17)       $ 45,895
                                                       ========       ========        ========        ========

SECURITIES AVAILABLE FOR SALE:
DECEMBER 31, 1996
      U.S. Treasury                                    $ 24,052       $     48        $    (15)       $ 24,085
      Marketable  equity                                    150              -               -             150
                                                       --------       --------        --------        --------
                                                       $ 24,202       $     48        $    (15)       $ 24,235
                                                       ========       ========        ========        ========
MORTGAGE-BACKED SECURITIES
AVAILABLE FOR SALE:
DECEMBER 31, 1996
      Collateralized mortgage obligations
                  of U.S. government agencies
                  and corporations                     $ 14,998       $     27        $   (407)       $ 14,618
      Mortgage-backed securities                         10,231            175             (18)         10,388
                                                       --------       --------        --------        --------
                                                       $ 25,229       $    202        $   (425)       $ 25,006
                                                       ========       ========        ========        ========
INVESTMENT SECURITIES HELD
TO MATURITY:
DECEMBER 31, 1996
      U.S. Treasury                                    $ 39,354       $    763        $   (102)       $ 40,015
      Obligations of states and
                  political subdivisions                 18,273            376             (19)         18,630
      Corporate obligations                                 200              4                -            204
                                                       --------       --------        ---------        -------
                                                       $ 57,827       $  1,143        $   (121)       $ 58,849
                                                       ========       ========        =========       ========

            The amortized cost and fair value of securities at December 31, 1997 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                          Securities                        Mortgage-backed
                                  Available-for-sale          Securities available-for-sale          Held-to-maturity
                                  ------------------          -----------------------------          ----------------
                               Amortized                       Amortized                       Amortized
                                 Cost          Fair Value        Cost          Fair Value        Cost            Fair Value
                                 ----          ----------        ----          ----------        ----            ----------
Within one year                   $4,993           $4,997           $697              $718        $9,963            $10,145
After one year but
      within five years                -                -         30,817            31,003        18,805             19,059
After five years but
      within ten years                 -                -         14,923            14,874         3,481              3,559
After ten years                        -                -          3,601             3,557        12,784             13,132
Marketable equity securities       1,287            1,287              -                 -             -                  -
                                  ------           ------        -------           -------       -------            -------
Total                             $6,280           $6,284        $50,038           $50,152       $45,033            $45,895
                                  ======           ======        =======           =======       =======            =======


            There were no sales of securities during 1997, 1996, and 1995.

            At December 31, 1997 and 1996, securities with an amortized cost of approximately $11,936,853 and $27,789,755 (fair value of approximately $11,995,542 and $28,307,248), respectively, were pledged to secure public deposits as required or permitted by law.

      4.    LOANS AND REAL ESTATE OWNED OTHER THAN BANK PREMISES

            The following is a summary of the Bank's loan portfolio on December 31, 1997 and 1996 (in thousands):


                                                                     1997              1996
                                                                     ----              ----

Real estate - mortgage                                           $122,175          $122,625
Commercial, financial, and agricultural                            33,732            33,042
Installment loans                                                  47,268            39,789
Real estate - construction                                          1,289             2,142
                                                                 --------          --------
      Total loans - gross                                        $204,464          $197,598
Less unearned income                                                  854               988
Allowance for loan losses                                           2,696             3,111
                                                                 --------          --------
Net loans                                                        $200,914          $193,499
                                                                 ========          ========

            A significant portion of the Bank's loans are collateralized by residential and commercial real estate located in Northeastern Pennsylvania with a primary concentration in Lackawanna County. The Bank's primary concentration of credit risk is related to the real estate market in the aforementioned area. The ultimate collectibility of most of the Bank's loan portfolio is greatly affected by the economic conditions within Northeastern Pennsylvania. Management is not aware of any other significant concentrations of credit risk within its loan portfolio.

            Presented below are total nonaccruing loans of the Bank at December 31, 1997, 1996, and 1995. Also shown is the approximate related amount of interest recorded as income and interest not recorded as income for the years ended December 31, 1997, 1996, and 1995 (in thousands):


                                            1997              1996              1995
                                            ----              ----              ----

 Nonaccrual loans                         $1,192            $3,080            $1,978
                                          ======            ======            ======
 Interest income recorded                     43               114                92
 Interest income not recorded                 94               179               141
                                          ------            ------            ------
       Total possible interest income       $137              $293              $233
                                          ======            ======            ======

            At December 31, 1997 and 1996, the Bank had impaired loans totaling approximately $435,146 and $1,808,000, respectively, all of which had a related allowance for impairment. At December 31, 1997 and 1996, the allowance for losses on impaired loans totaled $65,214 and $425,000, respectively. The average balance of impaired loans for 1997, 1996, and 1995 was $560,340; $1,931,000; and $1,649,000,
            respectively. There were no charge-offs or recoveries on impaired loans during either 1997 or 1996. The Bank recognizes interest income on impaired loans on a cash basis method. Total interest income recognized on impaired loans for the years ended December 31, 1997, 1996, and 1995 totaled $0; $24,000; and $31,000, respectively.

            The following table presents 1997 activity in the amounts due to the Bank from principal officers, directors and their related businesses in excess of $60,000. The indebtedness was incurred in the ordinary course of business, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (in thousands):

                                                                 1997
                                                                 ----

Balance, at beginning of year                                 $3,734
Additions                                                      3,656
Repayments                                                    (2,446)
                                                              ------
Balance, at end of year                                       $4,944
                                                              ======

            At December 31, 1997, 1996, and 1995 the Bank serviced loans for others of $2,788,000, $469,000, and $0, respectively.

            An analysis of real estate owned other than Bank premises for 1997 and 1996 follows (in thousands):

                                                                 Year Ended
                                                            1997             1996
                                                            ----             ----
Balance, at beginning of year                               $199              $296
Transfers from real estate - commercial and real
  estate loans category                                      268                90
Real estate sales                                          (261)              (48)
Loss on disposition of real estate                          (18)             (139)
                                                           -----             -----
Balance, at end of year                                     $188              $199
                                                           =====             =====


      5.    ALLOWANCE FOR LOAN LOSSES

            A summary of the transactions in the Bank's allowance for loan losses is as follows (in thousands):


                                                 1997              1996              1995
                                                 ----              ----              ----
Balance, January 1                             $3,111            $3,015            $2,835
Losses charged to allowance                     (783)             (170)             (274)
Recoveries credited to allowance                  188                83                89
                                               ------            ------            ------
                                               $(595)             $(87)            $(185)
Provision charged to operations                   180               183               365
                                               ------            ------            ------
Balance, December 31                           $2,696            $3,111            $3,015
                                               ======            ======            ======


      6.    BANK PREMISES, LEASEHOLD IMPROVEMENTS, AND FURNITURE AND EQUIPMENT

            A summary of the Company's bank premises, leasehold improvements, and furniture and equipment is as follows (in thousands):

                                                                December 31,
                                                          1997              1996
                                                          ----              ----

Land and buildings                                      $3,682            $3,679
Land under capitalized lease                               302               302
Bank premises and leasehold improvements
      under capitalized lease                            2,256             2,217
Furniture and equipment                                  2,826             2,724
                                                        ------             -----
            Total at cost                                9,066             8,922
Less: Accumulated depreciation and
            amortization                               (4,242)           (3,855)
                                                        ------             -----
Net bank premises, leasehold improvements
      and furniture and equipment                       $4,824            $5,067
                                                        ======            ======

      7.    DEPOSITS

            Deposits consist of the following major classifications (in thousands):

                                                                 At December 31,
                                                    1997                                        1996
                                                    ----                                        ----
                                  Weighted                    Percent          Weighted                      Percent
                                   Average                         of           Average                           of
                                      Rate       Amount         Total              Rate      Amount            Total
                                      ----       ------         -----              ----      ------            -----

NOW accounts                          1.71       19,502           6.7              2.13      17,555              6.1
Savings deposits                      2.51       56,838          19.5              2.51      56,344             19.4
Other time deposits                   3.55        1,164           0.4              3.48       1,073              0.4
Money Market accounts                 2.24       15,181           5.2              2.44      16,264              5.6
Certificates of deposit               5.45      170,144          58.2              5.35     168,442             58.1
Noninterest bearing demand                       29,281          10.0                        30,437             10.4
                                                -------          ----                       -------             ----
Total deposits at end of period                 292,110          100%                       290,115             100%
                                                =======          ====                       =======             ====

            While the certificates frequently are renewed at maturity rather than paid out, a summary of certificates of deposit greater than $100,000 by contractual maturity at December 31, 1997 and 1996 is as follows (in thousands):

                                                           1997              1996
                                                           ----              ----
Three months or less                                     $7,856           $11,475
Over three months through twelve months                  10,790            11,209
Over one year through five years                          5,174             3,417
                                                        -------           -------
      Total                                             $23,820           $26,101
                                                        =======           =======

            Interest expense approximated $1,300,000, $1,527,000, and $1,214,000 for certificates of deposit greater than $100,000 in the years ended December 31, 1997, 1996, and 1995, respectively.


      8.    CAPITALIZED LEASE OBLIGATION

            The Bank has capitalized a noncancelable lease for two office buildings which expires in the year 2004. The lease requires payment of property taxes, maintenance costs, and insurance on the properties.

            Future minimum payments, by year and in the aggregate, under the capitalized lease obligation are as follows (in thousands):

1998                                              $155
1999                                               155
2000                                               155
2001                                               155
Thereafter                                         410
                                                ------
Total minimum lease payments                    $1,030
Less amount representing interest                (286)
                                                ------
Present value of net minimum lease payments       $744


     9.     RETIREMENT PLAN

            The Bank has a noncontributory defined benefit retirement plan which covers all eligible employees. The Bank's plan provides retirement benefits based upon years of service and average compensation during the three years preceding retirement. The Bank's annual funding policy is to contribute an amount that can be deducted for Federal income tax purposes, using an actuarial cost method (Aggregate Cost Method) and assumptions, which differ from those used for financial reporting. Contributions are intended to provide not only for benefits attributable to service to date, but also for those benefits expected to be earned in the future. The contributions for 1997, 1996, and 1995 approximated $208,000, $186,000, and $221,000, respectively.

            The following table sets forth the Bank's plan's funded status as of December 31, 1997 and 1996 and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 (in thousands):

                                                                              December 31,
                                                                           1997          1996
                                                                           ----          ----
Projected benefit obligation:
      Accumulated benefit obligation:
            Vested benefits                                              $4,011        $3,533
            Nonvested benefits                                              327           284
                                                                         ------        ------
                  Accumulated benefit obligation total                    4,338         3,817
      Effect of projected future compensation levels                      1,769         1,472
                                                                         ------        ------
Projected benefit obligation total                                        6,107         5,289
Plan assets at fair value                                                 6,529         5,649
                                                                         ------        ------
Projected benefit obligation total less than plan assets
  at fair value                                                             422           360
Unrecognized net (gain) loss                                              (339)         (313)
Unrecognized transition obligation                                           45            49
Unrecognized prior service cost                                           (102)         (109)
                                                                         ------        ------
Prepaid/(Accrued) pension cost included on consolidated
  balance sheet                                                             $26         $(13)
                                                                         ======        ======

            Net pension cost for 1997, 1996, and 1995 included the following components (in thousands):

                                                          1997              1996           1995
                                                          ----              ----           ----
Service cost                                               $216              $183           $149
Interest cost                                               374               349            310
Actual return on plan assets                              (806)             (688)          (825)
Amortization of transitional obligation                       4                 4              4
Amortization of prior service cost                          (7)               (7)              -
Asset gain deferred                                         388               326            531
                                                          -----             -----           ----
Net pension cost                                           $169              $167           $169
                                                          =====             =====           ====

            In determining the estimated costs of the plan, the weighted-average discount rate used was 7.00% for 1997, 1996, and 1995. The weighted-average rate of increase in compensation levels was 4.50%, compounded annually for 1997, 1996, and 1995. The weighted-average expected long-term rate of return on plan assets used in determining net periodic pension cost was 7.50% for 1997, 1996, and 1995. The plan's assets consist primarily of mutual funds and short-term investments administered by an independent bank.

     10.    INCOME TAXES

            The components of income tax expense (benefits) are as follows (in thousands):


                                     1997              1996           1995
                                     ----              ----           ----
Current - Federal                  $1,037            $1,323        $1,380
Deferred - Federal                    253              (15)           (11)
                                   ------            ------         ------
                                   $1,290            $1,308         $1,369
                                   ======            ======         ======

            A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):


                                                                    1997              1996              1995
                                                                    ----              ----              ----
Tax expense at 34% rate                                           $1,623            $1,636            $1,572
Interest from tax exempt loans and investments, net                (326)             (329)             (204)
Other, net                                                           (7)                 1                 1
                                                                  ------            ------            ------
Income tax expense                                                $1,290            $1,308            $1,369
                                                                  ======            ======            ======

            The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 in accordance with SFAS No. 109 are presented below (in thousands):

                                                                    l997              1996
                                                                     ---              ----
Deferred tax assets:

            Unrealized gains on securities available
              for sale                                               $59              $244
            Allowance for loan losses                                607               677
            Deferred loan fees                                       198               277
            Deferred directors fees                                   77                78
            Fidelity loss                                              -               109
            Others, net                                              150               177
                                                                   -----             -----
Total gross deferred tax assets                                    1,091             1,562
                                                                   =====             =====
Deferred tax liabilities:
            Depreciation                                            (87)              (96)
            Prepaid pension                                            -              (23)
            Amortization of customer list                              -               (1)
                                                                   -----             -----
Total gross deferred tax liabilities                                (87)             (120)
                                                                   -----             -----
Net deferred tax asset                                            $1,004            $1,442
                                                                  ======            ======

            Based on the Company's current and past taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1997. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

     11.    NONRECURRING EVENTS

            Included in noninterest income in 1996 is a $600,000 gain on a legal settlement. This is a nonrecurring transaction with no comparable items in 1997 or 1995.

            Included in noninterest expense for 1996 was an estimated $320,000 employee fidelity loss. Included in noninterest expense for 1997 was a $372,000 recovery which represented reimbursement under the Company's Fidelity Bond Insurance Policy.

     12.    COMMITMENTS AND CONTINGENT LIABILITIES

            In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments include various commitments to extend credit. At December 31, 1997, approximate unused commitments were as follows (in thousands):

Revolving home equity lines                                       $2,529
Real estate - mortgages                                              248
Standby letters of credit                                            503
Other                                                              2,049
                                                                  ------
      Total                                                       $5,329

            The Bank does not anticipate any material losses as a result of its commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various collateral to support these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

            Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluated each customer's creditworthiness on a case by case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the borrower. Collateral held usually consists of real estate, but may include securities, property or other assets.

            LEGAL PROCEEDINGS

            In the normal course of business, various legal proceedings are incurred. While it is difficult to predict or determine the ultimate outcome, in the opinion of management, there are no current proceedings against the Company which are expected to materially affect the Company's financial position, operating results and/or liquidity.

            CONCENTRATIONS OF CREDIT RISK

            The Bank considers its primary market area for lending and savings activities to be the Northeastern region of Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial factor in its debtors' ability to honor their contractual obligations is the economic stability of that region.

     13.    REGULATORY MATTERS

            The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

            The Bank's actual capital amounts and ratios are also presented in the table.



                                                                                       For Capital
                                                Actual                                Adequacy Purposes
                                                ------                                -----------------
                                        Amount           Ratio               Amount                       Ratio
                                        ------           -----               ------                       -----
As of December 31, 1997:
      Total Capital
         (to Risk Weighted                                            Greater than                   Greater than
         Assets)                     $32,980,000         17.82%       or equal to  $14,809,000       or equal to  8.00%
      Tier I Capital
         (to Risk Weighted                                            Greater than                   Greater than
         Assets)                      30,661,000         16.56%       or equal to    7,405,000       or equal to  4.00%

      Tier I Capital                                                  Greater than                   Greater than
         (to Average Assets)          30,661,000          9.45%       or equal to   13,134,000       or equal to  4.00%

As of December 31, 1996:
      Total Capital
         (to Risk Weighted                                            Greater than                   Greater than
         Assets)                     $30,918,000         17.76%       or equal to  $13,927,000       or equal to  8.00%
      Tier I Capital
         (to Risk Weighted                                            Greater than                   Greater than
         Assets)                      28,730,000         16.50%       or equal to    6,964,000       or equal to  4.00%

      Tier I Capital                                                  Greater than                   Greater than
         (to Average Assets)          28,730,000          8.85%       or equal to   12,984,000       or equal to  4.00%

                                                        To Be Well
                                                     Capitalized Under
                                                     Prompt Corrective
                                                     Action Provisions
                                                     -----------------
                                             Amount                     Ratio
                                             ------                     -----
As of December 31, 1997:
      Total Capital
         (to Risk Weighted            Greater than               Greater than
         Assets)                      or equal to $18,512,000    or equal to  10.00%
      Tier I Capital
         (to Risk Weighted            Greater than               Greater than
         Assets)                      or equal to  11,107,000    or equal to   6.00%

      Tier I Capital                  Greater than               Greater than
         (to Average Assets)          or equal to  16,418,000    or equal to   5.00%

As of December 31, 1996:
      Total Capital
         (to Risk Weighted            Greater than               Greater than
         Assets)                      or equal to $17,409,000    or equal to  10.00%
      Tier I Capital
         (to Risk Weighted            Greater than               Greater than
         Assets)                      or equal to  10,446,000    or equal to   6.00%

      Tier I Capital                  Greater than               Greater than
         (to Average Assets)          or equal to  16,230,000    or equal to   5.00%

            National bank regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under this limitation, the payment in any year is limited to the net profits (as defined by the regulations) for that year plus the retained net profits (as defined by the regulations) for the preceding two years. The Company and Bank are also subject to minimum capital levels which could minimize payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required. The limit on dividends by the Bank to the Company as of December 31, 1997 was approximately $6,882,000.

            Federal bank laws and regulations prohibit the Bank from extending credit to the Company in excess of its capital and surplus (as defined by the regulations). The Bank limit on extension of credit to the Company was approximately $5,001,000 as of December 31, 1997.

     14. PARENT COMPANY FINANCIAL STATEMENTS-THE FIRST JERMYN CORP.

                  BALANCE SHEETS AT DECEMBER 31, 1997 AND 1996
                           (In Thousands of Dollars)

                                                 1997              1996
                                                 ----              ----
ASSETS:
      Investment in subsidiaries              $31,204           $28,600
      Cash                                          1                 2
      Other assets                                 72                72
                                              -------           -------
            Total assets                      $31,277           $28,674
                                              =======           =======
SHAREHOLDERS' EQUITY                          $31,277           $28,674
                                              =======           =======

                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                           (In Thousands of Dollars)

                                               1997              1996              1995
                                               ----              ----              ----
EARNINGS OF SUBSIDIARIES:
      Dividends received                      $1,239            $1,105            $1,018
      Undistributed net income                 2,245             2,400             2,237
OTHER EXPENSES - NET                             (1)               (1)               (1)
FEDERAL INCOME TAX BENEFIT                         -                 -                 2
                                              ------            ------            ------
NET INCOME                                    $3,483            $3,504            $3,254
                                              ======            ======            ======


                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                           (In Thousands of Dollars)

                                                                                1997           1996         1995
                                                                                ----           ----         ----
OPERATING ACTIVITIES:
      Net income                                                              $3,483         $3,504       $3,254
            Adjustments to reconcile net income to net cash
                  provided by operating activities:
                  Equity in undistributed net income of subsidiaries         (2,245)        (2,400)      (2,237)
                                                                              ------         ------       ------
                        Net cash provided by operating activities              1,238          1,104        1,017
                                                                              ------         ------       ------
FINANCING ACTIVITIES:
      Dividends paid to shareholders                                         (1,239)        (1,105)      (1,018)
                                                                              ------         ------       ------
            Net cash used in financing activities                            (1,239)        (1,105)      (1,018)
                                                                              ------         ------       ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1)            (1)          (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2              3            4
                                                                              ------         ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $1             $2           $3
                                                                              ======         ======       ======
NONCASH TRANSACTIONS
      Transfer of other assets between parent and subsidiary                      $-             $-        $ (9)

     15.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Bank is required to provide disclosure about derivative financial instruments and the fair values of financial instruments. The Company does not presently invest in such derivative financial instruments and thus has no disclosure regarding such investments. The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions regarding the amount and timing of estimated future cash flows which are discounted to reflect varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD

            For cash, due from banks, and federal funds sold the carrying amount is a reasonable estimate of fair value.

            SECURITIES

            For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

            LOANS

            Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, and consumer. The fair value of residential mortgage loans are estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type, and size. For residential loans that reprice frequently, the carrying amount approximates fair value. The fair value of other types of loans for which quoted market prices are not available is estimated by discounting expected future cash flows using the current rates at which similar loans would be made to borrowers with comparable credit ratings and for similar remaining maturities. The fair value of nonperforming loans is based on recent external appraisals. Estimated cash flows, discounted using a rate commensurate with the risk associated with the estimated cash flow are utilized if appraisals are not available.

            DEPOSIT LIABILITIES

            The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market and interest-bearing demand deposits and savings deposits, is equal to the amount payable on demand. The fair value of the remaining time deposits is based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with comparable remaining maturities.

            OFF-BALANCE SHEET INSTRUMENTS

            The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflect the present creditworthiness of the counterparties.

            The carrying amount and estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                                        December 31,
                                                             1997                          1996
                                                             ----                          ----
                                                     Carrying      Fair          Carrying             Fair
                                                       Amount     Value            Amount            Value
                                                       ------     -----            ------            -----
Financial assets:
      Cash and short-term investments                 $13,212    $13,212          $10,003          $10,003
      Securities available for sale                     6,284      6,284           24,235           24,235
      Mortgage-backed
            securities available for sale              50,152     50,152           25,006           25,006
      Investment securities                            45,033     45,895           57,827           58,849
      Loans, net                                      200,914    201,500          193,499          193,838

Financial liabilities:
      Deposits                                       $292,110   $292,220         $290,115         $290,503


            The fair values of the Bank's off-balance sheet financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                                               December 31,
                                                     1997                         1996
                                                     ----                         ----
                                              Contract      Fair          Contract      Fair
                                                 Value     Value             Value     Value
                                                 -----     -----             -----     -----
Off-balance sheet instruments:
            Commitments to extend credit        $2,777       $56            $2,930      $59
            Standby letters of credit              503         -               784        -
            Other                                2,049         -             3,339        -

     16.    PENDING ACQUISITION

            On October 15, 1997, the Company entered into a definitive agreement to acquire Upper Valley Bancorp, Inc. (UVB) the holding company for NBO National Bank (NBO). NBO is a $259 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Under the terms of the agreement, UVB shareholders will receive .689 shares of The First Jermyn Corp. common stock for each UVB share owned. The transaction will be accounted for as a pooling-of-interests and is subject to regulatory, UVB shareholder and The First Jermyn Corp. shareholder approvals. The total value of the transaction is approximately $42.7 million subject to change based upon First Jermyn Corp.'s stock price prior to finalization of the acquisition. When consummated, the transaction is expected to create a company with approximately $585 million in assets and $56 million in total shareholder's equity.

                       [KPMG PEAT MARWICK LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of The First Jermyn Corp.:


We have audited the accompanying consolidated balance sheets of The First Jermyn Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The First Jermyn Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania

February 13, 1998

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        The First Jermyn Corp.
   -----------------------------
           (Registrant)

By /S/     William M. Davis                       Chairman, President and Director          March 26, 1998
   -----------------------------
          William M. Davis
       (Principal Executive Officer)

By /S/     Martha Myshak                          Treasurer                                 March 26, 1998
   -----------------------------
          Martha Myshak
       (Principal Financial Officer)

By /S/     Donald J. Gibbs                         Vice President, Finance\                 March 26, 1998
   -----------------------------                   Control Division Manager
          Donald J. Gibbs
       (Principal Accounting Officer)

       Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     Peter A. Sabia                             Director                                 March 26,1998
-----------------------------
       Peter A. Sabia

/S/     Kuzma Leschak, Jr.                         Director                                 March 26,1998
-----------------------------
       Kuzma Leschak, Jr.

/S/     Robert T. Kelly                            Director                                 March 26,1998
-----------------------------
       Robert T. Kelly

/S/     David M. Epstein                           Director                                 March 26,1998
-----------------------------
       David M. Epstein

/S/     I. Leo Moskovitz                           Director                                 March 26,1998
-----------------------------
       I. Leo Moskovitz

/S/     Dr. Edmund J. Biancarelli                  Director                                 March 26,1998
-----------------------------
       Dr. Edmund J. Biancarelli

/S/    Thomas G. Speicher                         Director                                  March 26,1998
-----------------------------
       Thomas G. Speicher

/S/    William K. Nasser                          Director                                  March 26,1998
-----------------------------
        William K Nasser

/S/    Steven R. Tokach                           Director                                  March 26,1998
-----------------------------
       Steven R. Tokach

/S/     Garfield G. Thomas                         Secretary and Director                   March 26,1998
-----------------------------
       Garfield G. Thomas

/S/     William M. Davis                           Chairman, President and Director         March 26,1998
-----------------------------
       William M. Davis
