Form 10-K/A
period 1997-12-31
FIRST JERMYN CORP
filed 1998-05-01
CIK 741562

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                           FORM 10-K/A NO. 1

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
        December 31, 1997, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934, for the transition
period
        from    N/A    to __________.

                    Commission File Number 0-13312

                         THE FIRST JERMYN CORP.
        (Exact name of Registrant as specified in its charter)

         Pennsylvania                             23-2275242
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

645 Washington Ave., P.O. Box 39, Jermyn, Pennsylvania 18433-0039
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number:  (717) 569-5361

        Securities registered pursuant to Section 12(b) of the
Act:
None

        Securities registered pursuant to Section 12(g) of the
Act:

                     Common Stock $1.25 par value
                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent year:  $23,296,000.

Based on the closing sales price of March 17, 1998, the aggregate market value of the voting stock held by non-affiliates (which includes all common stock, $1.25 par value other than shares beneficially owned by directors or executive officers) of the Registrant was $17,673,000.

The number of shares outstanding of the Registrant's common stock, $1.25 par value was 884,680 at March 15, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into
Part I, Part II, Part III and Part IV.

Traditional Small Business Disclosure Format.        Yes ____ No
X

                               PART III

             Item 10.  Directors and Executive Officers of the
Registrant

             The following table sets forth information concerning the directors of the Registrant ("First Jermyn"), including their principal occupations or employment during the past five years and their ownership of First Jermyn Common Stock as of March 1, 1998.


Name and Principal                   Age and     Sole Voting
Shared Voting   Total Shares    Percent of
Occupation During                   Director   and Investment
and Investment   Beneficially   Total Shares
Past Five Years                     Since(1)        Power
  Power           Owned       Outstanding

David M. Epstein, Esquire              59            3,685
   9,275          29,040(2)       3.3%
Scranton, PA                          1985
President, The Wellesley Group
(Hotel Management)

Robert T. Kelly                        71           22,605
    --            22,950(3)       2.6
Jessup, PA                            1971
Certified Public Accountant

Harold T. McGovern                     39              830
    --               830          0.1
Carbondale, PA                        1998
President, McGovern Insurance Agency

Kuzma Leschak, Jr.                     73             --
   4,625           9,675(4)       1.1
Jermyn, PA                            1950
Chairman, Board of Directors

I. Leo Moskovitz                       93            1,000
    --            25,300(5)       2.9
Jermyn, PA                            1953
Retired President of
FNBJ and First Jermyn

Garfield G. Thomas                     95            4,500
    --             5,500(6)        .6
Carbondale, PA                        1958
Secretary to Board of Directors
FNBJ and First Jermyn

William M. Davis                       62            2,000
  20,430          23,030(7)       2.6
Jermyn, PA                            1966
President and CEO of
FNBJ and First Jermyn

Peter A. Sabia                         66             --
 100,780         118,050(8)      13.3
Dunmore, PA                           1984
Owner of Valley Dodge
Truck Center

Edmund J. Biancarelli                  84           28,900
   6,425          35,325          4.0
Jessup, PA                            1964
Medical Doctor

Thomas G. Speicher                     51             --
   4,402           4,402           .5
Archbald, PA                          1996
President and CEO of
TR Associates

William K. Nasser, Jr.                 45            1,409
   1,970           3,089(9)        .4
Dunmore, PA                          1997
President, Nasser & Co.

Steven R. Tokach                       51              250
   5,180           5,430           .6
Wilkes-Barre, PA                     1997
Executive Vice President
First Jermyn and FNBJ

All Directors and Officers as a        --           65,179
 156,105         286,989         32.2
  Group (13 Persons)
_____________________

(1)     Includes period served as director of FNBJ or Jessup
Bank.

(2) Includes 4,750 shares owned by his mother and 11,730 shares owned individually by his spouse.

(3)     Includes 345 shares owned individually by his spouse.

(4) Includes 5,050 shares owned in various capacities by his children.

(5)     Includes 24,300 shares owned individually by his spouse.

(6)     Includes 1,000 shares owned by his spouse.

(7)     Includes 600 shares held in a self-directed IRA.

(8) Includes 17,270 shares owned in various capacities by his children.

(9) Includes 100 shares owned by his children and 960 shares held in a self-directed IRA.

             Item 11.  Executive Compensation

             Set forth in the following table is certain compensation information with respect to the Chief Executive
Officer of First Jermyn and each other executive officer of First
Jermyn who received compensation in excess of $100,000 for the fiscal year ended December 31, 1997:

                                       Annual Compensation
Name and Principal Position       Year      Salary      Bonus

William M. Davis                  1997    $177,788     $30,000
President & CEO                   1996     162,192      25,000
                                  1995     153,769      14,249

Steven R. Tokach                  1997    $116,299     $20,000
Executive Vice President          1996     107,873      20,000

             In June 1993, First Jermyn entered into employment agreements with William M. Davis, President and Chief Executive Officer of First Jermyn, and Steven R. Tokach, Executive Vice President of First Jermyn. Each agreement was for an initial three-year term and is renewed annually for a three-year period unless notice of nonrenewal is given by either party in which case the agreement will expire at the end of the then existing term. Each agreement provided for an initial base salary which First Jermyn may increase, but not decrease, from time to time. The current base salaries for Mr. Davis and Mr. Tokach under the agreements is $185,000 and $120,000, respectively. If the executive's employment is terminated without "cause" (as defined in the agreement) or the executive terminates his employment for "good reason" (as defined in the agreement) following a "change in control" of the Company, the executive becomes entitled to severance benefits under the agreement. "Good reason" includes a reduction in title, responsibilities, or authority, a reassignment which requires the executive to travel from his principal residence more than 25 miles, any removal of the executive from office (subject to certain exceptions), a reduction in base salary, or a failure to provide the executive with comparable benefits following a "change in control." If any such termination occurs following a "change in control,"
Mr. Davis and Mr. Tokach will be entitled to receive their current salary for the remainder of the then existing contract term plus certain welfare benefits in effect during the two (2) years prior to such termination.

             First Jermyn does not presently compensate executives or employees by means of any stock option or long-term incentive plan. A long-term incentive plan means a plan providing compensation to serve as an incentive for performance over a period longer than one fiscal year.

Report of the Compensation Committee

             First Jermyn's salary and compensation policies are administered by the Personnel, Retirement and Compensation Committee of the Board of Directors. This Committee consists entirely of nonemployee directors of First Jermyn. The primary objective of the Committee is to set salaries and benefit levels which are competitive with levels available at financial institutions of similar size in First Jermyn's market area. The Committee annually evaluates and recommends to the Board of Directors compensation and bonus awards to employees of First Jermyn, including the Chief Executive Officer.

             At present, First Jermyn's executive compensation program is comprised of salary and bonus. There are no long-term incentive programs, including any stock-based forms of remuneration. Salary levels are determined within ranges for specific job descriptions for all executive employees other than the Chief Executive Officer and the Executive Vice President. Ranges are determined by comparing two commercially available salary surveys and also data collected on comparable salaries paid to officers who are similarly situated at other financial institutions in First Jermyn's market area. Salaries are set within the ranges for each job description based on an evaluation by the Committee of an individual's job performance.

             The salary level of the Chief Executive Officer was set at $185,000 effective June 1, 1997 based on the Committee's and the Board's perception of the Chief Executive Officer's contribution to First Jermyn, including without limitation his efforts to enhance First Jermyn's financial performance by expanding the Bank's services and market area. The Chief Executive Officer was also awarded a bonus of $30,000 for 1997. The salary level and bonus for the Chief Executive Officer and for other executive employees were not based on any quantitative criteria.

             First Jermyn presently does not maintain any long-term incentive plans, including stock option plans or other stock-based plans, for its employees. First Jermyn does maintain a tax-qualified defined contribution plan for all of its employees.

In addition, First Jermyn has historically paid an annual bonus to all employees based on the achievement of pre-determined returns on shareholders' equity.

             This report has been submitted by the Personnel, Retirement and Compensation Committee of the Board of Directors, the members of which are: Peter A. Sabia, Chairman; David M.
Epstein, Esquire; Garfield G. Thomas; Thomas G. Speicher;
William K. Nasser, Jr.

Performance Graph

             Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on First Jermyn Common Stock against the cumulative total return on the S&P 500 Index and the cumulative total return on the NASDAQ Combination Bank Index for the five-year period commencing January 1, 1993, and ending December 31, 1997.

        Cumulative total return on First Jermyn Common Stock, the S&P 500 Index and the NASDAQ Combination Bank Index equals the total increase in value since January 1, 1993, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on January 1, 1993, in First Jermyn Common Stock, the S&P 500 and the NASDAQ Combination Bank Index.

                        The First Jermyn Corp.
                           Performance Graph

                   [Graph to be inserted separately]


                           1992        1993        1994
1995         1996        1997


S&P 500                    $100      $107.06     $105.41
$141.36      $170.01     $222.72

NASDAQ Combination          100       129.37      130.80
189.41       238.95      390.90
Bank Index

First Jermyn                100       110.83      122.23
142.16       179.18      259.15

____________

Pension Plan

          First Jermyn maintains a defined benefit retirement plan ("Pension Plan") for all employees who have attained age 21 and have completed one year of eligibility service. The following table sets forth the estimated annual benefits payable upon retirement to participants at normal retirement age, in the average annual salary and years of service classifications specified.

               THE FIRST JERMYN CORP. PENSION PLAN
          ILLUSTRATION OF BENEFITS AT DECEMBER 31, 1997

                         Benefits Payable Per Years of
Service(1)(2)
Remuneration(3)     15          20          25           30
   35
    25,000        6,750       9,000       11,250       13,500
 15,750
    50,000       14,250      19,000       23,750       28,500
 33,250
    75,000       21,750      29,000       36,250       43,500
 50,750
   100,000       29,250      39,000       48,750       58,500
 68,250
   125,000       36,750      49,000       61,250       73,500
 85,750
   150,000       44,250      59,000       73,750       88,500
103,250
   200,000       47,250(4)   63,000(4)    78,750(4)    94,500(4)
110,250(4)

(1) The following are the years of credited service under the Pension Plan for the persons named in the cash compensation table: Mr. Davis - 34 years; and Mr. Tokach - 11 years.

(2) Benefits are computed in single life annuity amounts without any reduction for Social Security or other offset amounts.

(3) Represents the highest average remuneration received over a consecutive five-year period during the last ten years, subject in the cases of Messrs. Davis and Tokach to a compensation limit of $160,000 in 1997.

(4)  The 1997 maximum annual benefit permitted when the Internal
     Revenue Code's annual compensation limit of $160,000 and maximum annual benefit limit are applied to the Pension
     Plan's benefit formula.


          Item 12.  Security Ownership of Certain Beneficial
Owners and Mdanagement

          As of March 15, 1998, there were 884,680 shares of First Jermyn Common Stock issued and outstanding held by approximately 1,241 shareholders. The following table set forth information with respect to persons known by First Jermyn to have beneficially owned 5% or more of the outstanding First Jermyn Common Stock as of the First Jermyn Record Date:

Name and Address          Amount and Nature of
of Beneficial Owner       Beneficial Ownership   Percent of Class

Peter A. Sabia                    118,050              13.3%
402 Willow Street
Dunmore, PA

Janice Fiegleman                   48,850               5.5
Family Trust
539 Clay Avenue
Scranton, PA
________________________

(1) Mr. Sabia is a director of First Jermyn and FNBJ. Amounts include 100,780 shares over which he has shared voting and investment power and 17,270 shares owned in various capacities by his children.

(2)  Amounts include 47,090 shares owned by the Janice Fiegleman
     Family Trust, for which Janice Fiegleman is trustee, and 1,760 shares owned by her as co-trustee with others.

          Item 13.  Certain Relationships and Related
Transactions

          Certain directors and executive officers of First Jermyn, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with First Jermyn and FNBJ in the ordinary course of business during 1997 and to date in 1998. All loans made to such persons by FNBJ were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risks of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              THE FIRST JERMYN CORP.

Dated:  April 30, 1998

                              By/s/ William M. Davis
                                   William M. Davis,
                                   President and Chief Executive
                                   Officer