Form 10-Q
period 1998-03-31
FIRST JERMYN CORP
filed 1998-05-14
CIK 741562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

         Commission file number 0-133312


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

Yes X    No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at May 6, 1998
        -----                                     --------------------------
Common stock, $1.25 par value                              884,680

                     THE FIRST JERMYN CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                    PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997                                                   1

         Consolidated Statements of Income - Three Months
                  Ended March 31, 1998 and 1997                                       2

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                          3

         Notes to Consolidated Financial Statements-
                  Three Months Ended March 31, 1998 and 1997 and
                  December 31, 1997                                                   4

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       7

         ITEM 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                                   12

PART II - OTHER INFORMATION                                                           13

SIGNATURES                                                                            14

PART I.   FINANCIAL INFORMATION
         ITEM I.  FINANCIAL STATEMENTS

THE FIRST JERMYN CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

--------------------------------------------------------------------------------------------------------------
                                                                                 March 31,        December 31,
ASSETS                                                                             1998               1997
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $ 20,298                 8,102
Federal Funds sold                                                                 4,030                 5,110
Securities available for sale                                                      5,276                 6,284
Mortgage backed securities available for sale                                     53,202                50,152
Investment securities                                                             43,982                45,033

Loans, gross                                                                     202,327               204,464
Less: Unearned discount and origination fees                                        (820)                 (854)
          Allowance for loan losses                                               (2,744)               (2,696)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                       198,763               200,914

Accrued interest receivable                                                        2,158                 2,105
Bank premises, leasehold improvements and furniture and equipment -net             4,722                 4,824
Real estate owned other than bank premises                                             0                   188
Other assets                                                                       2,895                 3,025
--------------------------------------------------------------------------------------------------------------

Total assets                                                                    $335,326               325,737
==============================================================================================================

LIABILITIES
--------------------------------------------------------------------------------------------------------------
Deposits:
   Noninterest-bearing demand                                                   $ 28,168                29,281
   Interest-bearing                                                              272,629               262,829
--------------------------------------------------------------------------------------------------------------

Total deposits                                                                   300,797               292,110
--------------------------------------------------------------------------------------------------------------
Capitalized lease obligation                                                         723                   744
Accrued interest payable                                                           1,448                 1,352
Other liabilities                                                                    208                   254
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                303,176               294,460
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 899,885 shares                                                    1,125                 1,125
Surplus                                                                            3,876                 3,876
Retained earnings                                                                 27,463                26,587
Unrealized loss on securities available for sale, net of tax                        (118)                 (115)
Less treasury stock-at cost (15,205)                                                (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders equity                                                         32,150                31,277
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $335,326               325,737
==============================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands of dollars, except per share information)

--------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                                    1998                  1997
--------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                   $  4,145                 3,953
   Interest of balances with Banks                                                    99                     0
   Interest and dividends on securities:
          U.S. Treasury                                                              471                   913
          Collateralized mortgage obligations of U.S. government
              agencies and corporations                                              747                   388
          State and political subdivisions                                           238                   244
          Other taxable debt                                                          --                     1
          Taxable equity                                                              26                     2
     Interest on federal funds sold                                                   63                    66
--------------------------------------------------------------------------------------------------------------

Total interest income                                                              5,789                 5,567
--------------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                                      2,935                 2,783
     Capitalized lease obligation                                                     18                    20
--------------------------------------------------------------------------------------------------------------

Total interest expense                                                             2,953                 2,803
--------------------------------------------------------------------------------------------------------------

Net interest income                                                                2,836                 2,764

Provision for loan losses                                                             45                    45
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                2,791                 2,719
--------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                                        123                   112
     Other                                                                            49                    30
--------------------------------------------------------------------------------------------------------------

Total Noninterest income                                                             172                   142
--------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                                           870                   839
     Net occupancy and furniture/equipment expenses                                  322                   321
     Data processing services                                                        111                   115
      Other expenses                                                                 444                   481
--------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                          1,747                 1,756
--------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                                         1,216                 1,105
Federal income tax provision                                                         340                   292
--------------------------------------------------------------------------------------------------------------

Net income                                                                           876                   813
--------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
     Unrealized gains on securities
     Unrealized holding (loss)/gain arising during the period                         (3)                   35
     Less reclassification adjustment for gains included in net income               ---                    (7)
Comprehensive income                                                                 873                   841
==============================================================================================================

Per share information:
     Net income                                                                 $    .99                   .92
     Weighted average shares outstanding                                         884,680               884,680
==============================================================================================================

THE FIRST JERMYN CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended March 31,
                                                                                        1998             1997
---------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                      $   876             813
Adjustments to reconcile net income to net cash provided by
         Operating activities:
               Provision for loan losses                                                  45              45
               Depreciation and amortization of investment securities,  bank
                  premises, leasehold improvements and furniture and equipment           107             107

               Increase in interest receivable and other assets                           79             157
               Increase in interest payable and other liabilities                         50            (399)
------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                              1,157             723
------------------------------------------------------------------------------------------------------------

Investing activities:

     Proceeds from maturities of securities                                            6,845          10,198
     Purchases of securities available for sale                                       (7,841)         (3,976)
     Net (increase) decrease in loans                                                  2,106             551
     Purchase of bank premises, leasehold improvements and
                  furniture and equipment-net                                             (5)           (116)
     Sales of assets acquired through foreclosure, net                                   188               0

------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                              1,293           6,657
------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase (decrease) in noninterest-bearing demand deposits
          and interest-bearing deposits                                                8,687          (4,796)
     Principal payments on capitalized lease obligation                                  (21)            (19)
------------------------------------------------------------------------------------------------------------

Net cash used provided by financing activities                                         8,666          (4,815)
------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                 11,116           2,565
Cash and cash equivalents at beginning of year                                        13,212          10,003
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                             $24,328          12,568
============================================================================================================

Cash paid during the year:
     Interest                                                                        $ 2,857           2,750
     Federal Income Taxes                                                                354             228
============================================================================================================

Noncash transactions
     Net unrealized (loss) gain on securities available for sale, net of tax         $    (3)             35
     Transfers of loans to real estate owned other than bank premise                       0             140
============================================================================================================

FIRST JERMYN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements of First Jermyn Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

(2)      EARNINGS PER SHARE

         Earnings per share were $.99 and $.92 for the three-month periods ended March 31, 1998 and 1997 and was computed based on the weighted average number of shares outstanding during each period. The Company has no common stock equivalents.




-------------------------------------------------------------------------------

(3)       RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, Earning Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. All EPS information in this Form 10-Q has been presented in accordance with SFAS No. 128.

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and is components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement SFAS No. 130 is effective for fiscal year beginning after December 15, 1997. The Company has included this new reporting information in its form 10-Q.

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and in interim financial statements there after. The Company has not yet determined what impact, if any, the adaption of this statement will have on disclosures in future financial statements of The Company.

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Postretirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No.87, Employer's Accounting for Pensions, No.88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, were issued.

This statement requires changes in disclosures and would not effect the results of operations, financial condition, or shareholders' equity of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

(4)       PENDING ACQUISITION

On October 15, 1997, the Company entered into a definitive agreement to acquire Upper Valley Bancorp, Inc. (UVB) the holding company of NBO National Bank (NBO). NBO is a $259 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Under the terms of the agreement, UVB shareholders will receive .689 share of the First Jermyn Corp. Common stock for each UVB share owned. The transaction will be accounted for as a pooling-of-interests and is subject to approval by the shareholders of First Jermyn and UVB. The total value of the transaction is approximately $42.7 million subject to change based upon First Jermyn Corp.'s stock price prior to finalization of the acquisition. When consummated, the transaction is expected to create a company with approximately $600 million in assets and $56 million in total shareholder's equity.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the three months ended March 31, 1998 was $876,000 or $.99 per share compared to $813,000 and $.92 in the same three-month period in the preceding year. The increase in net income was primarily attributable to increases in net interest income and noninterest income, partially offset by an increase in the federal income tax provision.

The Company recorded an annualized return on average assets of 1.08% for the three-month period ending March 31, 1998, compared to 1.03% for the same period in 1997. Return on average equity of 11.32% was recorded for the three-month period ended March 31, 1998, compared to 11.37% for the same period in 1997.

At March 31, 1998, the Company had total assets of $335 million compared to $326 million at December 31, 1997. The increase in total assets was driven by a $12.2 million increase in cash and due from banks, which was primarily funded by a $9.8 million increase in interest-bearing deposits.

The Company is susceptible to a continued increasing interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company will be increasing its market penetration through the proposed acquisition of Upper Valley Bancorp, Inc. and its wholly owned subsidiary NBO National Bank. Upper Valley Bancorp, Inc. had total assets of $270.1 million and total deposits of $193.3 million at March 31, 1998. After completion of the acquisition, The Company's wholly owned subsidiary, The First National Bank of Jermyn, will be one of the largest community banks in Northeastern Pennsylvania with total assets of approximately $600 million.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks increased approximately $12.2 million to $20.2 million at March 31, 1998 from $8.1 million at December 31, 1997 as the company invested excess liquidity with the Federal Home Loan Bank of Pittsburgh in anticipation of funding two commercial loans for a total of $8 million in the second quarter of 1998. Federal funds sold decreased to $4.0 million at March 31, 1998 from $5.1 million at December 31, 1997 due to normal fluctuations resulting from the conduct of customer business.

SECURITIES

Securities including securities available for sale, mortgage backed securities available for sale, as well as investment securities, have increased $1.0 million or 1% to $102.5 million from $101.5 million at December 31, 1997. This increase was primarily driven by investment in mortgage backed securities available for sale offset by the maturity of U.S. Treasury securities with maturities generally less than two years.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $198.8 million at March 31, 1998, a decrease of $2.1 million or 1% from $200.9 million at December 31, 1997. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets was relatively constant at approximately $1.6 million or 0.5% of total assets at December 31, 1997. Loans greater than ninety days delinquent but still accruing decreased from $242,000 at December 31, 1997 to $156,000 at March 31, 1998. However, nonaccrual loans increased approximately $324,000 to $1,516,000.

Real estate owned, decreased from $188,000 as of December 31, 1997 to $0 as of March 31, 1998, due to the sale of all three foreclosed properties owned by the Company. There were no significant gains or losses on the sale of real estate owned during the quarters ended March 31, 1998 and 1997.

                                                  3/31/98       12/31/97
                                                  -------       --------

         Nonaccrual                              1,516,000      1,192,000

         Loans 90 days or more delinquent          156,000        242,000

         Restructured                                   --             --
                                                ----------     ----------

             Total non-performing loans         $1,672,000     $1,434,000

         Other real estate owned other than

             Bank premises                               0        188,000
                                                ----------     ----------

             Total non-performing assets        $1,672,000     $1,622,000

At March 31, 1998, the Company's allowance for loan losses amounted to $2.74 million or 1.36% of gross loans receivable. At December 31, 1997, the Company's allowance for loan losses was $2.70 million or l.32% of gross loans receivable.

DEPOSITS

Deposits increased $8.7 million or 3.0% from $292.1 million at December 31, 1997 to $300.8 million at March 31, 1998. The increase in deposits was primarily due to an increase in

Certificate of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

EQUITY

At March 31, 1998, total equity was $32.2 million or 9.6% of total assets compared to $31.3 million or 9.6% of total assets as of December 31, 1997. Total equity increased primarily due to the retention of net income during the intervening period.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income was $876,000 for the three months ended March 31, 1998, compared to $813,000 recorded in the comparable prior period. In a competitive rate environment, the Company was able to increase its level of core earnings as net interest income after provision for loan losses approximated $2.8 million for the three months ended March 31, 1998 compared to $2.7 million for the three months ended March 31, 1997. Non interest expense remained relatively constant at approximately $1.8 million, while the Federal income tax provision increased.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $2.8 million for the three-month periods ended March 31, 1998 and 1997. Interest income in 1997 increased primarily due to the interest and fees on loans.

Total interest income increased by $222,000 or 4.0% to $5,789,000 for the three month period ended March 31, 1998 from $5,567,000 during the comparable prior period. The increase was primarily the result of an increase in average interest-earning assets of $10,559,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. However, this was partially offset by a 1 basis point decline in the yield earned on average interest-earning assets during the three months ended March 31, 1998 compared to the 1997 period.

Total interest expense increased by $150,000 or 5.4% to $2,953,000 for the three months ended March 31, 1998 from $2,803,000 for the comparable prior period. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $8,700,000 during the three months ended March 31, 1998, compared to the comparable 1997 period. The increase in interest expense on deposits was also caused by a 12 basis point increase in the average rates paid for the three months ended March 31, 1998 over the comparable 1997 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 1998, the provision for loan losses amounted to $45,000 consistent with the amount recorded in the comparable prior period.

Although management utilizes its best judgment in providing for potential losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the period ending March 31, 1998 increased approximately $30,000 to $172,000 from the comparable prior period, primarily due to the addition of ATM surcharge fees.

NONINTEREST EXPENSES

Noninterest expenses for the period ending March 31, 1998 decreased approximately 0.5% from the comparable prior period. Salary and benefits increased as a result of employee raises. Other expenses have decreased due to managements efforts to control costs.

INCOME TAXES

Income tax expense totaled $340,000 for the three-month period ended March 31, 1998 compared to $292,000 for the comparable prior period. These amounts resulted in effective tax rates calculated at 27.8% and 26.4%, respectively. The increase in tax expense during the period ending March 31, 1998 was due to an increase in income before the federal income tax provision. The 1998 effective tax rate increase primarily due to a decrease in tax-exempt income as a percentage of total net income.

LIQUIDITY & CAPITAL ADEQUACY

The Company's primary source of funds on long term and short term basis are deposits, principal and interest payments on loans, mortgage backed securities, and FHLB advances. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit out flows.

The Company has continued to maintain the required levels of liquid assets as defined by Federal regulations.

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses.

Shareholders' equity increased $873,000 to $32,150,000 at March 31, 1998. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at March 31, 1998, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 18.20% at March 31, 1998. The Company's Tier 1 risk-based capital ratio was 16.95% at March 31, 1998.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.58% at March 31, 1998.

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

At March 31, 1998, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 18.20%, 16.95% and 9.58%, respectively.

MARKET RISK AND INTEREST RATE RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of 100, 200 and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet.

The results of this rate shock analysis as of March 31, 1998 are as follows:

    Change in Rate          Net Interest Income Change (After tax, in thousands)
    --------------          ----------------------------------------------------
          +300                                  (594)
          +200                                  (394)
          +100                                  (190)
          -100                                   138
          -200                                   183
          -300                                   192

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth was under the caption "Market Risk and Interest Rate Risk" under Item 2 of Part I is incorporated herein by reference.

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1998



               PART II.      OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS
                     None

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                     None

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):     Exhibits:
                              None

                     (b):     Reports on Form 8-K:
                              None

FIRST JERMYN CORP. AND SUBSIDIARIES
March 31, 1998




         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                             ----------------------
                                  (Registrant)


         Date        May 13, 1998        By /s/ WILLIAM M. DAVIS
                     ------------          ---------------------
                                                William M. Davis
                                                Chairman, President and
                                                Director
                                                (Principal Executive Officer)

         Date        May 13,1998         By /s/ MARTHA MYSHAK
                     ------------          ---------------------
                                                Martha Myshak
                                                (Principal Financial Officer and
                                                      Treasurer)

         Date        May 13, 1998        By /s/ DONALD J. GIBBS
                     ------------          ---------------------
                                                Donald J. Gibbs
                                                (Principal Accounting Officer
                                                and Vice President, Finance /
                                                Control Division Manager)