Form 10-K/A
period 1997-12-31
FIRST JERMYN CORP
filed 1998-05-15
CIK 741562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-K/A NO. 2

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

Traditional Small Business Disclosure Format.     Yes ____ No  X

The Annual Report on Form 10-K for the year ended December 31,
1997 is amended by replacing the item listed below as set forth herein.

1.   Part I, Item 4., Submission of Matters to a Vote of Security
     Holders is hereby amended in its entirety to read as follows:


     "ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

     NONE"

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              THE FIRST JERMYN CORP.

Dated:  May 15, 1998

                              By/s/Donald J. Gibbs
                                   Donald J. Gibbs,
                                   Chief Financial Officer