Form 10-Q
period 1998-06-30
FIRST LIBERTY BANK CORP
filed 1998-08-19
CIK 741562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1998

    Commission file number 0-133312


                            FIRST LIBERTY BANK CORP.
          (Exact name of registrant issuer as specified in its charter)

Pennsylvania                                                     23-2275242
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania          18433-0039
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number 717-876-6500

                             THE FIRST JERMYN CORP.

         (Former name, former address and former fiscal year, if changed since last report) Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No ____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 1998
           -----                                    ----------------------------
Common stock, $1.25 par value                                1,579,007

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - June 30, 1998 and
                  December 31, 1997                                            1

         Consolidated Statements of Income - Three Months and Six Months
                  Ended June 30, 1998 and 1997                                 2

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998 and 1997                      3

         Notes to Consolidated Financial Statements                            4
                  Six Months Ended June 30,1998 and 1997
                  and December 31, 1997

ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                          14

PART II - OTHER INFORMATION                                                   15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

-------------------------------------------------------------------------------------------------
                                                                           June 30,    December 31,
ASSETS                                                                       1998          1997
-------------------------------------------------------------------------------------------------
Cash and due from banks                                                   $  18,190        13,419
Federal funds sold                                                           10,207         7,970
Securities available for sale                                               126,390       123,765
Investment securities (market value of $66,127 and
     $62,583 at June 30, 1998 and December 31, 1997.)                        65,249        61,364

Loans, gross                                                                373,924       361,724
Less: Unearned discount and origination fees                                 (1,045)       (1,130)
          Allowance for loan losses                                          (4,571)       (4,562)
-------------------------------------------------------------------------------------------------
Loans, net                                                                  368,308       356,032

Accrued interest receivable                                                   4,327         4,244
Bank premises, leasehold improvements and furniture and equipment-net         8,980         9,134
Real estate owned other than bank premises                                      556           953
Other assets                                                                  6,893         8,170
-------------------------------------------------------------------------------------------------

Total assets                                                              $ 609,100       585,051
=================================================================================================
LIABILITIES

Deposits:
   Noninterest-bearing demand                                             $  51,556        48,628
   Interest-bearing                                                         446,618       436,174
-------------------------------------------------------------------------------------------------

Total deposits                                                              498,174       484,802
-------------------------------------------------------------------------------------------------
Other borrowed money                                                         50,702        40,744
Accrued interest payable                                                      2,739         2,287
Other liabilities                                                             1,056         1,634
-------------------------------------------------------------------------------------------------

Total liabilities                                                           552,671       529,467
-------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 1,594,212 and 1,588,885 respectively shares                  1,993         1,987
Surplus                                                                       5,505         5,347
Retained earnings                                                            49,189        48,613
Accumulated other comprehensive income                                          (62)         (167)
Less treasury stock-at cost (15,205 shares)                                    (196)         (196)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   56,429        55,584
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $ 609,100       585,051
=================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

-----------------------------------------------------------------------------------------------------------------
                                                              Three months                     Six months
                                                              Ended June 30                   Ended June 30
                                                           1998            1997            1998           1997
-----------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                          $     7,601           7,419          15,131         14,544
   Interest on balances with banks                             107               2             207              2
   Interest and dividends on securities:
     Taxable                                                 2,203           2,404           4,428          4,828
     Non-Taxable                                               589             434           1,128            852
  Interest on federal funds sold                               164             146             344            316
-----------------------------------------------------------------------------------------------------------------

Total interest income                                       10,664          10,405          21,238         20,542
-----------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                4,987           4,774           9,895          9,588
     Other borrowed money                                      705             527           1,389          1,006
     Fed Funds Purchased                                         1               6              25             10
-----------------------------------------------------------------------------------------------------------------

Total interest expense                                       5,693           5,307          11,309         10,604
-----------------------------------------------------------------------------------------------------------------

Net interest income                                          4,971           5,098           9,929          9,938

Provision for loan losses                                      135             195             270            390
-----------------------------------------------------------------------------------------------------------------

Net interest income after provision for
      loan losses                                            4,836           4,903           9,659          9,548
-----------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                  208             187             396            363
     Gains/(losses) on sale of securities AFS                    4              --              32           (105)
     Trust services                                            116              70             247            163
      Other                                                     83              58             167            143
-----------------------------------------------------------------------------------------------------------------

Total noninterest income                                       411             315             842            564
-----------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                   1,776           1,438           3,457          3,074
     Net occupancy and furniture/equipment expenses            586             591           1,195          1,224
     Data processing services                                  152             149             307            313
     Fidelity recovery                                          --            (372)             --           (372)
     Merger related costs                                    1,081              --           1,098             --
     Other expenses                                          1,010           1,119           1,917          2,128
-----------------------------------------------------------------------------------------------------------------

Total noninterest expense                                    4,605           2,925           7,974          6,367
-----------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                     642           2,293           2,527          3,745
Federal income tax provision                                   403             713             891            925
-----------------------------------------------------------------------------------------------------------------

Net income                                                     239           1,580           1,636          2,820
-----------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
   Unrealized gains on securities
       Unrealized holding (loss)/gain arising
           during the period                                    36            (448)             25           (104)
       Less reclassification adjustment for gains              (13)            (20)             80             31
           included in net income
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $       262           1,112           1,741          2,747
=================================================================================================================

Per share information
    Net income-basic                                   $       .15            1.00            1.04           1.79
    Net income-diluted                                         .15            1.00            1.03           1.79
Weighted average shares outstanding-basic                1,579,000       1,574,000       1,579,000      1,574,000
Weighted average shares outstanding-diluted              1,594,000       1,579,000       1,594,000      1,579,000

FIRST LIBERTY BANK CORP. AND  SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

-------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended June 30,
                                                                                          1998         1997
-------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                         $  1,636     $  2,820
    Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan losses                                                     270          390
              Depreciation and amortization of investment securities, bank
                        premises, leasehold improvements and furniture and equipment         441          474
              Decrease in interest receivable and other assets                             1,143          444
               (Decrease)/Increase in interest payable and other liabilities                (126)       2,966
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                  3,364        7,094
-------------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of securities held to maturity                                            (12,426)     (16,558)
     Purchases of securities available for sale                                          (45,230)     (22,623)
     Proceeds from maturities of securities                                               51,303       51,127
     Net increase in loans                                                               (12,772)      (8,664)
    Purchases of bank premises, leasehold improvements and
              Furniture and equipment-net                                                   (287)        (306)
    Sales of assets acquired through foreclosure                                             623          520
-------------------------------------------------------------------------------------------------------------

Net cash (used) provided by in investing activities                                      (18,789)       3,496
-------------------------------------------------------------------------------------------------------------

Financing activities:
     Net (decrease)/ increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                                   13,371       (5,590)
     Proceeds from federal funds purchased and
          Other borrowed money                                                            10,000        3,000
    Principal payments on capitalized lease obligation                                       (42)         (38)
    Proceeds of stock issued                                                                 164           --
    Dividends paid                                                                        (1,060)       (1059)
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used) financing activities                                          22,433       (3,687)
-------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                      7,008        6,903
Cash and cash equivalents at beginning of period                                          21,389       24,743
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                28,397       31,646
=============================================================================================================

Cash paid during the period:
     Interest                                                                           $ 10,983       10,537
     Federal Income Taxes                                                                    796          997
=============================================================================================================

Noncash transactions:
     Transfer of loans to real estate owned other than bank premise                     $    331          670
    Net unrealized gain on securities available for sale, net of tax                    $    105          539
=============================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended December 31, 1997. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         BUSINESS

         The Company's principal subsidiaries, The First National Bank of Jermyn
         (FNBJ), and NBO National Bank (NBO) (collectively, Banks) conduct business from branch bank systems located in Lackawanna County, Pennsylvania. The Banks are subject to competition from other financial institutions and other companies which provide financial services. The Banks are subject to the regulations of certain federal agencies and, undergo periodic examinations by those regulatory authorities.

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

(2)      RECENT  ACQUISITION

         On June 30, 1998, the Company consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. NBO is a $271 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of Company common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the Company's stock price prior to finalization of the acquisition.

         The Company will operate FNBJ and NBO as separate subsidiaries until approximately the first quarter of 1999 when it intends to merge the entities under the name First Liberty Bank & Trust.

(3)      NAME CHANGE

         On June 30, 1998, concurrent with its acquisition of Upper Valley, the Company changed its name from The First Jermyn Corp. to First Liberty Bank Corp.


(4)      EARNINGS PER SHARE

         Basic earnings per share were computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share include the dilutive effect of the Company's weighted average stock options outstanding.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 3 MONTHS ENDED JUNE 30    6 MONTHS ENDED JUNE 30
                                                    1998         1997         1998         1997
                                                   ------       ------       ------       ------
         Numerator:
              Net income                           $  239       $1,580       $1,636       $2,820
                                                   ======       ======       ======       ======

         Denominator:
              Denominator for basic earnings
              per share weighted average
              shares                                1,579        1,574        1,579        1,574

         Effect of dilutive securities:
              Employee stock options                   15            5           15            5
                                                   ------       ------       ------       ------

         Denominator for diluted earnings
              per share adjusted weighted
              average shares and assumed
              exercise                              1,594        1,579        1,594        1,579
                                                   ======       ======       ======       ======

         Basic earnings per share                  $  .15       $ 1.00       $ 1.04       $ 1.79
                                                   ======       ======       ======       ======

         Diluted earnings per share                $  .15       $ 1.00       $ 1.03       $ 1.79
                                                   ======       ======       ======       ======

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No 130, Reporting and Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal year beginning after December 15, 1997. The Company has included this new reporting information in its form 10-QS, as required. There was no impact on earnings, financial condition or equity.

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and in interim financial statements thereafter. The Company has not yet determined what impact, if any, the adaptation of this statement will have on disclosures in future financial statements of The Company. It will have no impact on earnings, financial condition or equity.

         In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Postretirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employer's Accounting for Pensions, No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employer's Accounting for Postretirement Other Than Pensions, were issued.

         This statement requires changes in disclosures and would not effect the results of operations, financial condition, or shareholders' equity of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three-month and six-month periods ended June 30, 1998 was $239,000 and $1,741,000 or $.15 and $1.04 dilutive earnings per share compared to $1,580,000 and $2,820,000 or $1.00 and $1.19 in the same three-month and six-month periods in the preceding year. The decrease in net income for the 1998 periods relates to one time merger related costs of $1,081,000 and $1,098,000 for the three and six-month periods ended June 30, 1998 relating to the acquisition of Upper Valley. Also affecting net income in 1997 was a $372,000 recovery received from the company's Fidelity Bond Insurance during the second quarter of 1997, with no similar item in 1998.

The Company recorded an annualized return on average assets of .84% for the six-month period ended June 30, 1998, compared to .98% for the same period in 1997. Return on average equity of 8.95% was recorded for the six-month period ended June 30, 1998, compared to 10.54% for the same period in 1998.

At June 30, 1998, the Company had total assets of $609 million compared to $585 million at December 31, 1997. The primary drivers for the increase in total assets were an $11.7 million increase in net loans, an $8.2 million increase in mortgage backed securities available for sale and a $7.2 million increase in investment securities. These increases were primarily funded by a $16.7 million increase in deposits and an $8.8 million decrease in securities available for sale.

The Company is susceptible to a sustained rising interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company increased its market penetration through the acquisition of Upper Valley and its wholly owned subsidiary NBO. NBO had total assets of $271 million and total deposits of $195.2 million at June 30, 1998. NBO has three branches located in Olyphant, Scranton and Pittston Pennsylvania. The Company intends to consolidate its two largest operating subsidiaries, FNBJ and NBO under the name First Liberty Bank & Trust. The consolidation is tentatively scheduled for the first quarter of 1999 and will create one of the largest community banks in Northeastern Pennsylvania.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks increased approximately $4.8 million to $18.2 million at June 30, 1998 from $13.4 million at December 31, 1997 and Federal funds sold increased by $2.2 million at June 30, 1998 from $8.0 million at December 31, 1997 due to normal fluctuations resulting from the conduct of customer business.

SECURITIES

Securities, including securities available for sale, mortgage-backed securities available for sale, as well as investment securities, have increased $6.6 million or 3.6% to $191.6 million from $185.0 million at December 31, 1997. This increase was primarily driven by an increase of $8.2 million in mortgage-backed securities available for sale and $7.2 million in investment securities offset by the maturity of U.S. Treasury securities.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $368.3 million at June 30, 1998, an increase of $11.7 million or 3.3% from $356.6 million at December 31, 1997. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets was relatively constant at approximately $2.8 million or 0.5% of total assets at June 30, 1998 and December 31, 1997. Loans greater than ninety days delinquent but still accruing increased from $290,000 at December 31, 1997 to $457,000 at June 30, 1998 . Nonaccrual loans increased approximately$171,000 to $1,778,000.

Real estate owned, decreased from $953,000 as of December 31, 1997 to $556,000 as of June 30, 1998, due to the sale of three foreclosed properties, net of the transfer of one new property to real estate owned from loans. There were no significant gains or losses on the sale of real estate owned during the quarters ended June 30, 1998 and 1997.


                                                          6/30/98      12/31/97
              Nonaccrual                                 1,778,000     1,607,000

                  Loans 90 days or more delinquent         457,000       290,000
                                                         ---------     ---------

                  Total non-performing loans             2,235,000     1,897,000

         Other real estate owned other than
                       Bank premises                       556,000       953,000
                                                         ---------     ---------

                  Total non-performing assets            2,791,000     2,850,000

At June 30, 1998, the Company's allowance for loan losses amounted to $4.57 million or 1.23% of gross loans receivable. At December 31, 1997, the Company's allowance for loan losses was $4.56 million or l.26% of gross loans receivable. Management believes that the allowance is adequate given the asset quality of the institution. The table below describes the roll forward of the allowance for loan losses for the six-month periods ended June 30, 1998 and 1997.

                                                      6/30/98           6/30/97
                                                     ----------       ----------
Balance at end of period                             $4,562,000       $5,017,000

Recoveries                                              165,000           95,000

Provision for loan and lease losses                     270,000          390,000

Charge-offs                                             426,000          746,000
                                                     ----------       ----------
Balance at the end of period                         $4,571,000       $4,756,000

DEPOSITS

Deposits increased $16. 7 million or 3.5% from $481.5 million at December 31, 1997 to $498.2 million at June 30,1998. The increase in deposits was primarily due to an increase in Certificates of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

EQUITY

At June 30, 1998, total equity was $56.4 million or 9.3% of total assets compared to $55.6 million or 9.5% of total assets as of December 31, 1997. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income declined to $239,000 for the three months ended June 30,1998, compared to $1,580,000 recorded in the comparable prior period primarily due to the recognition of expenses related to completion of the Company's June 1998 acquisition of Upper Valley Bancorp. For the six-month period ended June 30, 1998, net income decreased $1,636,000 compared to $2,820,000 for the comparable prior period primarily due to the aforementioned merger expenses and to a $372,000 recovery of an employee fidelity loss in the first quarter of 1997 with no comparable 1998 item, partially offset by a lower provision for loan losses. In a competitive rate environment, the Company's net interest income (its level of "core earnings") remained relatively flat for both the three and six month operating periods compared to such prior year periods. Noninterest expense increased to approximately $8.0 million, from $6.4 million for the six month ended June 30, 1997 largely due to merger expenses related to the acquisition of Upper Valley.

NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $5.0 million for the three-month periods ended June 30, 1998 versus $5.1 million for period ended June 30, 1997.Net interest income was $9.9 million for the six months ended June 30, 1998 and 1997. In a competitive rate environment, the Company was able to maintain a relatively constant level of core earnings of net interest income.

Total interest income increased to $10,664,000 and $21,238,000 for the three month and six month periods ended June 30, 1998 from $10,405,000 and $20,542,000 during the comparable prior periods. The increase was primarily the result of an increase in the average interest-earning assets of $26,081,000 for the six months ended June 30,1998 compared to the six months ended June 30, 1997. Additionally, the yield earned on average interest-earning assets decreased 9 basis points during the six months ended June 30, 1998 compared to the 1997 period.

Total interest expense increased by $386,000 and $705,000 to $5,693,000 and $11,309,000 for the three and six months ended June 30, 1998 from $5,307,000 and $10,604,000 for the comparable prior periods. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $3,713,000 during the six months ended June 30, 1998 compared to the 1997 period. The increase in interest expense on deposits was also caused by a 27 basis point increase in the average rates paid for the six months ended June 30, 1998 over the comparable 1997 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month and six-month periods ended June 30, 1998, the provision for loan losses amounted to $135,000 and $270,000. The provision for loan losses was $195,000 and $390,000 for the three and six month periods ended June 30, 1997.

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

NONINTEREST INCOME

Noninterest income for the three and six months ending June 30, 1998 was $411,000 and $842,000 compared to $315,000 and $564,000 for the comparable prior periods. The increases in both periods were largely the result of gains on the sale of securities available for sale and the growth of the Company's trust business. Gains on the sale of securities available for sale were $32,000 for the six-months ended June 30, 1998 compared to a loss of $105,000 for the comparable period of the prior year, an increase of $137,000.

The Company's Trust Department is located in Scranton, Pennsylvania and was founded in 1994. It broadens the Company's array of financial services offered to customers by adding fiduciary and investment advisory services. Trust services experienced a 52% growth when compared to the first six months of 1997. Fee income from Trust was $247,000 for the first six months of 1998, an $84,000 increase above the $163,000 earned in the first six months of 1997.

NONINTEREST EXPENSES

Total noninterest expense was $4,605,000 and $7,974,000 for the three and six months ended June 30, 1998 compared to $2,925,000 and $6,364,000 for the comparable periods in 1997. The primary cause for the increase in noninterest expense was a $1,098,000 charge for merger related costs associated with the acquisition of Upper Valley. These charges included investment bankers fees, legal and accounting fees, severance payments, fixed asset disposals, data processing and contract termination charges. The increase was also, in part, the result of a $372,000 recovery on an employee fidelity loss in the second quarter of 1997, thereby reducing noninterest expense in 1997. In addition, noninterest expense increased in 1998 as a result of increases in salaries and benefits. For the three months ended June 30, 1998, salaries and benefits increased by $383,000 over the comparable period in the prior year, in large part due to increases in employee salaries. Other noninterest expense categories have decreased due to managements efforts to control costs.

INCOME TAXES

Income tax expense totaled $403,000 and $891,000 for the three-month and six month periods ended June 30, 1998 compared to $713,000 and $925,000 for the comparable prior periods. These amounts resulted in the effective tax rates of 62.8% and 35.3% for the three and six months ended June 30, 1998 compared to 31.1% and 24.7% for the comparable periods in 1997. The increase in effective tax rate during the three-month and six-month periods ending June 30,1998 was the result of a large portion of the aforementioned merger related expenses being nondeductible for federal income tax purposes. Excluding the effect of the one-time merger related costs. The Company's effective tax rate would have been 26% for the three and six-month periods ended June 30, 1998.

LIQUIDITY & CAPITAL ADEQUACY

Shareholders' equity increased $845,000 to $56,429,000 at June 30, 1998 due primarily to retention of earnings, net of dividends paid. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at June 30, 1998, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 16.66% at June 30, 1998. The Company's Tier 1 risk-based capital ratio was 15.41% at June 30, 1998.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.23% at June 30, 1998.

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

At June 30, 1998, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.66%, 15.41% and 9.23%, respectively.

MARKET RISK AND INTEREST RATE RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of 100, 200, and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all market rates move in a parallel manner. In addition, rates on the core deposit products such as NOW's, savings accounts, and the MMDA accounts are adjusted based on historical experience and managements' judgement. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet.

The results of this rate shock analysis as of June 30, 1998 are as follows:

     Change in Rate         Net Interest Income Change (After tax, in thousands)
     --------------         ----------------------------------------------------
          +300                                    (1351)
          +200                                     (896)
          +100                                     (441)
          -100                                      264
          -200                                      484
          -300                                      701

OTHER MATTERS

The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Corporation's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of the operations or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. From a cost perspective, the Company is already involved in upgrading its technology infrastructure as a result of the recent acquisition of Upper Valley. Many potential Year 2000 issues were avoided by the replacement of old systems with new technology made available by the Upper Valley merger. In addition to these improvements, another $125,000 has been allocated to address Year 2000 issues. A substantial portion of these additional costs will be in the form of new equipment which will be amortized over future periods. Accordingly, the Company believes that the incremental cost to any on future annual period will not be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth was under the caption "Market Risk and Interest Rate Risk"under Item 2 Part I is incorporated herein by reference.

THE LIBERTY BANK CORP. AND SUBSIDIARIES

                                  JUNE 30, 1998

Part II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its 1998 Annual Meeting of Shareholders (the "Meeting") on June 26, 1998 for the purpose of (I) fixing the number of directors at 12,
(ii) electing two class II members of the Board of Directors to serve for a period of two years from the date of election, (iii) electing three class III members of the Board of Directors to serve for a period of three years from the date of election and (iv) approving the Agreement and Plan of Merger, dated October 15, 1997 (the "Merger Agreement"), between the Company and Upper Valley.

At the Meeting, all of the nominees of the Company's Board of Directors were elected and the Merger Agreement was approved by the Company's shareholders, as follows:

1.       Fixing the Number of Directors at 12:

                                                                 Abstentions and
                  Votes For                 Votes Against        Broker Nonvotes
                  ---------                 -------------        ---------------
                   646,318                      2,760                  2,075

2.       Election of Class II Directors:

                   Nominee                   Votes For            Votes Withheld
                   -------                   ---------            --------------
             William K. Nasser, Jr.           644,928                  6,225
             Steven R. Tokach                 644,508                  6,645


3.       Election of Class III Directors:

                   Nominee                   Votes For            Votes Withheld
                   -------                   ---------            --------------
             David M. Epstein                 624,648                 26,505
             Robert T. Kelly                  641,173                  9,980
             Harold T. McGovern               646,683                  4,470

4.       Approval of Merger Agreement:

                                                                 Abstentions and
             Votes For                      Votes Against        Broker Nonvotes
             ---------                      -------------        ---------------
              645,898                           1,480                  3,775

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
June 30, 1998
         SIGNATURES

In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (Registrant)


Date  August 18, 1998                  By /s/ William M. Davis
                                          ----------------------------------
                                              William M. Davis
                                              Chairman, President and
                                              Director
                                              (Principal Executive Officer)

Date  August 18, 1998                  By /s/ Martha Myshak
                                          ----------------------------------
                                              Martha Myshak
                                              (Principal Financial Officer
                                              and Treasurer)

Date  August 18, 1998                  By /s/ Donald J. Gibbs
                                          ----------------------------------
                                              Donald J. Gibbs
                                              (Principal Accounting Officer
                                              and Vice President, Finance/
                                              Control Division Manager)