Form 10QSB
period 1998-09-30
FIRST LIBERTY BANK CORP
filed 1998-11-16
CIK 741562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998
                                       ------------------

        Commission file number 0-133312
                               --------

                            FIRST LIBERTY BANK CORP.
                            -----------------------
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

Yes X                               No
   ---                                 ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                                Outstanding at September 30,1998
             -----                                                --------------------------------
Common stock, $1.25 par value                                              1,599,874

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART 1 - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

       Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997                                                             1

       Consolidated Statements of Income - Three Months and Nine Months
             Ended September 30, 1998 and 1997                                             2

       Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998 and 1997                                 3

       Notes to Consolidated Financial Statements                                          4
             Nine Months Ended September 30, 1998 and 1997
             and December 31, 1997

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                 8

ITEM 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                                             16

PART II - OTHER INFORMATION                                                                17

SIGNATURES                                                                                 18


PART I.   FINANCIAL INFORMATION
     ITEM I.  FINANCIAL STATEMENTS

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

---------------------------------------------------------------------------------------------------------
                                                                            September 30,    December 31,
ASSETS                                                                         1998              1997
---------------------------------------------------------------------------------------------------------


Cash and due from banks                                                      $  29,731           13,419
Federal funds sold                                                              10,745            7,970
Securities available for sale                                                  125,792          123,765
Investment securities (market value of $61,539 and
     $62,583 at September 30, 1998 and December 31, 1997.)                      60,213           61,364

Loans, gross                                                                   369,184          361,724
Less: Unearned discount and origination fees                                    (1,023)          (1,130)
      Allowance for loan losses                                                 (4,694)          (4,562)
-------------------------------------------------------------------------------------------------------
Loans, net                                                                     363,467          356,032

Accrued interest receivable                                                      3,909            4,244
Bank premises, leasehold improvements and furniture and equipment -net           9,390            9,134
Real estate owned other than bank premises                                         532              953
Other assets                                                                     6,786            8,170
-------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 610,565          585,051
=======================================================================================================

LIABILITIES
-------------------------------------------------------------------------------------------------------

Deposits:
   Noninterest-bearing demand                                                $  49,427           48,628
   Interest-bearing                                                            448,236          436,174
-------------------------------------------------------------------------------------------------------

Total deposits                                                                 497,663          484,802
-------------------------------------------------------------------------------------------------------
Other borrowed money                                                            50,681           40,744
Accrued interest payable                                                         2,684            2,287
Other liabilities                                                                1,370            1,634
-------------------------------------------------------------------------------------------------------

Total liabilities                                                              552,398          529,467
-------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 1,599,874 and 1,588,885 respectively shares                     2,000            1,987
Surplus                                                                          5,692            5,347
Retained earnings                                                               50,418           48,613
Accumulated other comprehensive income                                             253             (167)
Less treasury stock-at cost (15,205 shares)                                       (196)            (196)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      58,167           55,584
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $ 610,565          585,051
=======================================================================================================


           See accompanying notes to consolidated financial statement

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

-----------------------------------------------------------------------------------------------------------------------
                                                                   Three months                        Nine months
                                                                Ended September 30                 Ended September 30
                                                               1998             1997              1998             1997
-----------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                            $    7,605            7,374            22,736           21,918
   Interest on balances with banks                              178                4               385                6
   Interest and dividends on securities:
      Taxable                                                 2,040            2,304             6,468            7,132
      Non-Taxable                                               618              449             1,746            1,301
  Interest on federal funds sold                                146              202               490              518
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                        10,587           10,333            31,825           30,875
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
      Deposits                                                4,983            4,829            14,878           14,417
      Other borrowed money                                      713              527             2,102            1,533
      Fed Funds Purchased                                         -               58                25               68
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                        5,696            5,414            17,005           16,018
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                           4,891            4,919            14,820           14,857

Provision for loan losses                                       135              105               405              495
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
       loan losses                                            4,756            4,814            14,415           14,362
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
      Service charges and fees                                  122              187               518              550
      Gains/(losses) on sales of securities AFS                  15               17                47              (88)
      Trust services                                            111               91               358              254
       Other                                                    247              113               414              256
-----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                        495              408             1,337              972
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
      Salaries and benefits                                   1,854            1,752             5,311            4,826
      Net occupancy and furniture/equipment expenses            590              601             1,785            1,825
      Data processing services                                  156              170               463              483
      Fidelity recovery                                         ---              ---               ---             (372)
      Merger related costs                                      ---              ---             1,098              ---
      Other expenses                                          1,009              874             2,926            3,002
-----------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                     3,609            3,397            11,583            9,764
-----------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                    1,642            1,825             4,169            5,570
Federal income tax provision                                    404              525             1,295            1,450
-----------------------------------------------------------------------------------------------------------------------

Net income                                                    1,238            1,300             2,874            4,120
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
   Unrealized gains on securities
        Unrealized holding (loss)/gain arising
            during the period                                   266             (426)              291             (604)
        Less reclassification adjustment for gains               49              (34)              129               65
            included in net income

-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                     $    1,553              840             3,294            3,581
=======================================================================================================================

Per share information
     Net income-basic                                    $      .78              .83              1.82             2.62
     Net income-diluted                                         .78              .82              1.80             2.61
Weighted average shares outstanding-basic                 1,580,000        1,574,000         1,579,000        1,574,000
Weighted average shares outstanding-diluted               1,595,000        1,581,000         1,594,000        1,580,000


           See accompanying notes to consolidated financial statement.


FIRST LIBERTY BANK CORP. AND  SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended September 30,
                                                                                               1998           1997
-------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income                                                                             $  2,874        $  4,120
     Adjustments to reconcile net income to net cash provided by operating activities:
               Provision for loan losses                                                         405             495
               Depreciation and amortization of investment securities, bank
                         premises, leasehold improvements and furniture and equipment            658             707
                         Decrease in interest receivable and other assets                      1,579             280
                (Decrease)/Increase in interest payable and other liabilities                    169            (513)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      5,685           5,089
--------------------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of securities held to maturity                                                (18,308)         (5,512)
     Purchases of securities available for sale                                              (61,170)        (42,815)
     Proceeds from maturities of securities                                                   56,707          46,629
     Proceeds from sales of securities                                                        22,419           9,336
     Net increase in loans                                                                    (8,204)        (13,866)
     Purchases of bank premises, leasehold improvements and
               Furniture and equipment-net                                                      (914)           (414)
     Sales of assets acquired through foreclosure                                                785             626
--------------------------------------------------------------------------------------------------------------------

Net cash used by in investing activities                                                      (8,685)         (6,016)
--------------------------------------------------------------------------------------------------------------------
Financing activities:
     Net (decrease)/ increase in noninterest-bearing demand deposits
          and interest-bearing deposits                                                       12,861         (10,356)
     Proceeds from other borrowed money                                                       10,000           6,622
     Principal payments on capitalized lease obligation                                          (63)            (58)
     Proceeds of stock issued through exercise of options                                                        349
     Dividends paid                                                                           (1,060)         (1,279)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                     22,087           4,929
--------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                         19,087           4,002
Cash and cash equivalents at beginning of period                                              21,389          24,743
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                    40,476          28,745
====================================================================================================================
Cash paid during the period:
     Interest                                                                               $ 16,760          15,956
     Federal Income Taxes                                                                      1,151           1,455
====================================================================================================================

Noncash transactions:
     Transfer of loans to real estate owned other than bank premise                         $    364             789
     Net unrealized gain on securities available for sale, net of tax                       $    420             627
====================================================================================================================

           See accompanying notes to consolidated financial statement

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

       BUSINESS

       The Company's principal subsidiaries, The First National Bank of Jermyn
       (FNBJ) and NBO National Bank (NBO) (collectively, Banks), conduct business from a branch bank system located in Lackawanna County, Pennsylvania. The Banks are subject to competition from other financial institutions and other companies which provide financial services. The Banks are subject to the regulations of certain federal agencies and, undergo periodic examinations by those regulatory authorities.

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

(2)    RECENT ACQUISITION

       On June 30, 1998, the Company consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. At the time of the merger NBO was a national bank with $271 million in assets and three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of Company common stock for each Upper Valley share owned with 694,327 shares of First Liberty issued in the transaction. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the Company's stock price prior to finalization of the acquisition.

       The Company will operate FNBJ and NBO as separate subsidiaries until approximately the first quarter of 1999 when it intends to merge the entities under the name First Liberty Bank & Trust.

The following table highlights segment income statement and balance sheet information for each of the Banks at or for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                   1998                                     1997
                                                   ----                                     ----
                                    FNBJ           NBO         TOTAL          FNBJ           NBO         TOTAL
                                    ----           ---         -----          ----           ---         -----
Interest Income                    17,704        14,121        31,825        16,849        14,026        30,875
Interest Expense                    9,073         7,932        17,005         8,375         7,643        16,018
Net Interest Income                 8,631         6,189        14,820         8,474         6,383        14,857
Net Income                          1,625         1,255         2,874         2,660         1,466         4,120
Total Assets                      349,760       260,544       610,565       319,483       265,932       585,501
Total Deposits                    314,580       183,083       497,663       286,188       191,158       484,802
Total Loans                       214,254       153,907       368,161       200,999       154,301       360,594

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

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data)

                                           3 MONTHS ENDED SEPTEMBER 30     9 MONTHS ENDED SEPTEMBER 30
                                           1998          1997              1998         1997
                                           ----          ----              ----         ----
Numerator:
      Net income                           $1,238       $1,300             $2,874       $4,120
                                           ======       ======             ======       ======

Denominator:
      Denominator for basic earnings
      per share weighted average
      shares                                1,580        1,574              1,579        1,574

Effect of dilutive securities:
      Employee stock options                   15            7                 15            6
                                           ------       ------             ------       ------

Denominator for diluted earnings
      per share adjusted weighted
      average shares and assumed
      exercise                              1,595        1,581              1,594        1,580
                                           ======       ======             ======       ======

Basic earnings per share                   $  .78       $  .83             $ 1.82       $ 2.62
                                           ======       ======             ======       ======

Diluted earnings per share                 $  .78       $  .82             $ 1.80       $ 2.61
                                           ======       ======             ======       ======

(5)    RECENT ACCOUNTING PRONOUNCEMENTS

       In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No 130, Reporting and Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal year beginning after December 15, 1997.

       The Company has included this new reporting information in its form 10-Q, as required. There was no impact on earnings, financial condition or equity.

       In September 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and in interim financial statements thereafter. The Company has not yet determined what impact, if any, the adoption of this statement will have on disclosures in future financial statements of the Company. Because SFAS 131 relates solely to the manner of presenting information, it will have no impact on results of operation, financial condition or shareholders' equity.

       In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and other Postretirement Benefits. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, Employer's Accounting for Pensions, No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employer's Accounting for Postretirement Other Than Pensions, were issued. This statement requires changes in disclosures and would not affect the results of operations, financial condition, or shareholders' equity of the Company. This statement is effective for fiscal years beginning after December 15, 1997.

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on results of operation, financial condition or shareholders' equity.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for the three-month and nine-month periods ended September 30, 1998 was $1,238,000 and $2,874,000 or $.78 and $1.80 diluted earnings per share, compared to $1,300,000 and $4,120,000 or $.82 and $2.61 in the same three-month and nine-month periods in the preceding year. The decrease in net income for the three months ended September 30, 1998 primarily relates to a $212,000 increase in total noninterest expenses resulting from increases in salaries and benefits expense as well as other expenses relating to the increased advertising and marketing expenses to promote the new acquisition of Upper Valley on June 30, 1998. The decrease in net income for the 1998 nine month period relates to one time merger related costs of $1,098,000 for the nine-month period ended September 30, 1998 relating to the acquisition of Upper Valley. Also affecting net income in 1997 was a $372,000 recovery received from the company's Fidelity Bond Insurance during the second quarter of 1997, with no similar item in 1998.

The Company recorded an annualized return on average assets of .64% for the nine-month period ended September 30, 1998, compared to .95% for the same period in 1997. Return on average equity of 6.83% was recorded for the nine-month period ended September 30, 1998, compared to 10.37% for the same period in 1997.

At September 30, 1998, the Company had total assets of $611 million compared to $585 million at December 31, 1997. The primary drivers for the increase in total assets were a $16.3 million increase in a cash and due from banks and a $7.4 million increase in net loans. These increases were primarily funded by a $12.9 million increase in deposits and a $9.9 million increase in other borrowed money.

The Company is susceptible to a sustained rising interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company may be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company increased its market penetration through the acquisition of Upper Valley and its wholly owned subsidiary NBO. NBO had total assets of $261 million and total deposits of $183.6 million at September 30, 1998. NBO has three branches located in Olyphant, Scranton and Pittston Pennsylvania. The Company intends to consolidate its two largest operating subsidiaries, FNBJ and NBO under the name First Liberty Bank & Trust Co. The consolidation is tentatively scheduled for the first quarter of 1999 and will create one of the largest community banks in Northeastern Pennsylvania.

FINANCIAL CONDITION

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

Cash and due from banks increased approximately $16.3 million to $29.7 million at September 30, 1998 from $13.4 million at December 31, 1997 and Federal funds sold increased by $2.8 million at September 30, 1998 from $8.0 million at December 31, 1997 due to normal fluctuations resulting from the conduct of customer business, and the increased liquidity created by the growth in deposits.

SECURITIES

Securities, including securities available for sale, as well as investment securities, have increased $1.0 million or 0.5% to $186.0 million from $185.0 million at December 31, 1997. This increase was primarily driven by investments in mortgage-backed securities offset by the sales and maturity of U.S. Treasury securities.

LOANS RECEIVABLE, NET

Aggregate loans receivable totaled $363.5 million at September 30, 1998, an increase of $7.5 million or 2.1%from $356.0 million at December 31, 1997. The mix of loans is substantially unchanged at those dates.

NON-PERFORMING ASSETS

The Company's total non-performing assets was relatively constant at approximately $2.9 million or 0.5% of total assets at September 30, 1998 and December 31, 1997. Loans greater than ninety days delinquent but still accruing interest increased from $290,000 at December 31, 1997 to $612,000 at September 30, 1998. The increase in loans 90 day or more delinquent relates to an approximately $150,000 increase in residential mortgages relating to 3 residential mortgages and approximately $100,000 of increases in consumer loan delinquencies, predominately auto loans. Nonaccrual loans increased approximately $173,000 to $1,780,000.

Real estate owned, decreased from $953,000 as of December 31, 1997 to $532,000 as of September 30, 1998, due to the sale of three foreclosed properties, net of the transfer of one new property to real estate owned from loans. There were no significant gains or losses on the sale of real estate owned during the quarters ended September 30, 1998 and 1997.


                                       9/30/98      12/31/97
                                       -------      --------
Nonaccrual                                    1,780,000       1,607,000

Loans 90 days or more delinquent                612,000         290,000

                                              ---------       ---------

            Total non-performing loans        2,392,000       1,897,000

Other real estate owned other than
                 Bank premises                  532,000         953,000
                                              ---------       ---------

            Total non-performing assets       2,924,000       2,850,000

At September 30, 1998, the Company's allowance for loan losses amounted to $4.69 million or1.27% of gross loans receivable. At December 31, 1997, the Company's allowance for loan losses was $4.56 million or l.26% of gross loans receivable. Management believes that the allowance is adequate given the asset quality of the institution. The table below describes the roll forward of the allowance for loan losses for the nine-month periods ended September 30, 1998 and 1997.

                                            9/30/98          9/30/97
                                            -------          -------

Balance at end of period                  $4,562,000       $5,017,000

Recoveries                                   264,000          127,000

Provision for loan and lease losses          405,000          495,000

Charge-offs                                  537,000          813,000
                                          ----------       ----------

Balance at the end of period              $4,694,000       $4,826,000

OTHER ASSETS

Other assets decreased by $1.4 million form $8.2 million at December 31, 1997 to $6.8 million at September 30, 1998 largely as a result of amortization of a core deposit intangible and decreases in deferred tax assets.

DEPOSITS

Deposits increased $12.9 million or 2.7% from $484.8 million at December 31, 1997 to $497.7 million at September 30,1998. The increase in deposits was primarily due to an increase in Certificates of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

EQUITY

At September 30, 1998, total equity was $58.2 million or 9.5% of total assets compared to $55.6 million or 9.5% of total assets as of December 31, 1997. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid. Also contributing to the increase in total shareholders' equity was a $420,000 increase in accumulated other comprehensive income relating to unrealized gains on securities available for sale during the nine-month period ended September 30, 1998.

RESULTS OF OPERATIONS

NET INCOME

The Company's net income declined to $1.2 million for the three months ended September 30,1998, compared to $1.3 million recorded in the comparable prior period primarily due to a $212,000 increase in other expenses resulting from increases in salaries and benefits expense as well as other expenses relating to the increased advertising and marketing expenses to promote the new acquisition of Upper

Valley on June 30, 1998. For the nine-month period ended September 30, 1998, net income decreased $1.2 million compared to $4.1 million for the comparable prior period primarily due to the recognition of expenses related to completion of the Company's June 1998 acquisition of Upper Valley and to a $372,000 recovery of an employee fidelity loss in the second quarter of 1997 with no comparable 1998 item, partially offset by a lower provision for loan losses. In a competitive rate environment, the Company's net interest income (its level of "core earnings") remained relatively flat for both the three and nine month operating periods compared to such prior year periods. Noninterest expense increased to approximately $11.6 million, from $9.8 million for the nine month ended September 30, 1997 largely due to merger expenses related to the acquisition of Upper Valley.


NET INTEREST INCOME

Net interest income before provision for loan losses amounted to $4.9 million for the three-month period ended September 30, 1998. Net interest income was $14.8 million for the nine months ended September 30, 1998 versus $14.9 million for the period ending September 30,1997. In a competitive rate environment, the Company was able to maintain a relatively constant level of core earnings of net interest income.

Total interest income increased to $10.6 million and $31.8 million for the three-month and nine-month periods ended September 30, 1998 from $10.3 million and $30.9 million during the comparable prior periods. The increase was primarily the result of an increase in the average interest-earning assets of $27.3 million for the nine months ended September 30,1998 compared to the nine months ended September 30, 1997. Additionally, the yield earned on average interest-earning assets decreased 5 basis points during the nine months ended September 30, 1998 compared to the 1997 period.

Total interest expense increased by $0.3 million and $1.0 million to $5.7 million and $17.0 million for the three and nine months ended September 30, 1998 from $5.4 million and $16.0 million for the comparable prior periods. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $18,050 during the nine months ended September 30, 1998 compared to the 1997 period. The increase in interest expense on deposits was also caused by a 7 basis point increase in the average rates paid for the nine months ended September 30, 1998 over the comparable 1997 period.

PROVISION FOR LOAN LOSSES

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month and nine-month periods ended September 30, 1998, the provision for loan losses amounted to $135,000 and $405,000. The provision for loan losses was $105,000 and $495,000 for the three and nine month periods ended September 30, 1997.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income for the three and nine months ending September 30, 1998 was $495,000 and $1.3 million compared to $408,000 and $1.0 million for the comparable prior periods. The increases in both periods were largely the result of the growth of the Company's trust business and increases in other income relating to ATM service fees.

The Company's Trust Department is located in Scranton, Pennsylvania and was founded in 1994. It broadens the Company's array of financial services offered to customers by adding fiduciary and investment advisory services. Trust services experienced a 41% growth when compared to the first nine months of 1997. Fee income from Trust was $358,000 for the first nine months of 1998, a $104,000 increase above the $254,000 earned in the first nine months of 1997. Other income increased to $414,000 for the nine months ended September 30, 1998 compared to $256,000 for the comparable period in 1987 largely due to increased revenues associated with ATM service fees.

NONINTEREST EXPENSES

Total noninterest expense was $3.6 million and $11.6 million for the three and nine months ended September 30, 1998 compared to $3.4 million and $9.8 million for the comparable periods in 1997. The primary cause for the increase in noninterest expense for the nine-month period was a $1,098,000 charge for merger related costs associated with the acquisition of Upper Valley. These charges included investment bankers fees, legal and accounting fees, severance payments, fixed asset disposals, data processing and contract termination charges. The increase was also in part the result of a $372,000 recovery on an employee fidelity loss in the second quarter of 1997, thereby reducing noninterest expense in 1997. In addition, noninterest expense increased in the nine months of 1998 as a result of increases in salaries and benefits. For the three months ended September 30, 1998 salaries and benefits increased as a result of a $314,000 credit being recognized in the third quarter of 1997 for a change in benefits plans with no similar item in 1998. Excluding the effect of the one time gain on change in benefit plans in 1997, salaries and benefits expense for the three months ended September 30, 1998 would have decreased by $212,000 as compared to the comparable period in 1997, primarily as a result of efficiencies gained through the Upper Valley merger. Other expenses for the three months ended September 30, 1998 were $1,009,000 as compared to $874,000 for the comparable prior period as a result of increased advertising and marketing expenses related to the Upper Valley merger.

INCOME TAXES

Income tax expense totaled $404,000 and $1.3 million for the three-month and nine-month periods ended September 30, 1998 compared to $525,000 and $1.5 million for the comparable prior periods. These amounts resulted in the effective tax rates of 24.6% and 31.1% for the three and nine months ended September 30, 1998 compared to 28.8% and 26.0 % for the comparable periods in 1997. The increase in effective tax rate during the nine-month period ending September 30,1998 was the result of a large portion of the aforementioned merger related expenses being nondeductible for federal income tax purposes.
Excluding the effect of the one-time merger related costs, the Company's effective tax rate would have been 26% for the nine-month period ended September 30, 1998.

LIQUIDITY & CAPITAL ADEQUACY

Shareholders' equity increased $2.6 million to $58.2 million at September 30, 1998 due primarily to retention of earnings, net of dividends paid and increases in unrealized gains on securities available for sale. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at September 30, 1998, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 16.92% at June 30, 1998. The Company's Tier 1 risk-based capital ratio was 15.67% at September 30, 1998.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.31% at September 30, 1998.

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

At September 30, 1998, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.92%, 15.67% and 9.31%, respectively.

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

The results of this rate shock analysis as of September 30, 1998 are as follows:

             Change in Rate           Net Interest Income Change (After tax, in thousands)
             --------------           ----------------------------------------------------
                   +300                                      (1117)
                   +200                                       (739)
                   +100                                       (340)
                   -100                                        132
                   -200                                        169
                   -300                                        234

YEAR 2000 ISSUES

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in the Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operation including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by June 30, 1999.

From a technology perspective, the Company uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly all of its mission critical customer applications.

The Company will devote the necessary resources to test all mission critical customer systems and resolve all significant Year 2000 issues in a timely manner. If testing were to uncover any system problems, the vendor would work to correct the problem and the Company would test again until resolved. At the same time, the Company is upgrading personal computers to meet both system and Year 2000 requirements.

Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding costly Year 2000 issues. As part of this plan, it is the intention of the Company to convert FNBJ, during the first quarter of 1999, to the same mission critical customer applications currently used by NBO to avoid many potential Year 2000 issues. The Company estimates expenditures associated with Year 2000 at $125,000 during the year ending December 31, 1999, with approximately $45,000 amortized in that same year and the remainder amortized in subsequent fiscal years.

The Company does not predict for the Year 2000 driven expenditures in the Year 2000. With assistance from its third party vendors, the Company is utilizing internal staff to perform Year 2000 compliance work, including internal Information Systems staff.

The Year 2000 issue presents potential risks of uncertain magnitude. The risks arise both with regard to systems purchased by the Company through third party vendors as well as those outside the control of the Company, such as with ATM networks or credit card processors. These failures may cause delays in the ability of customers to access their funds through automated teller machines, point of sale terminals at retail locations, or other shared networks. The Year 2000 issue also poses the potential risk for business disruption due to a mission critical software system failure, which could result in inaccurate interest payment calculations, credit transactions, or record-keeping. The Company and the Office of the Comptroller of Currency are closely monitoring the progress of FNBJ's and NBO's major third party vendors and, to date, the Company is satisfied with their progress. However, if the Company, its customers, or vendors are unable to resolve Year 2000 issues in a timely manner, it could result in a material financial risk. The Company has not yet finalized a contingency plan; however, it intends to develop a detailed plan by December 31, 1998.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of third party modification and testing plans and other factors.

FORWARD LOOKING STATEMENTS

Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Northeastern Pennsylvania, the mid-Atlantic region and country as a whole, loan delinquency rates, Year 2000 uncertainties, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth was under the caption "Market Risk and Interest Rate Risk"under Item 2 Part I is incorporated herein by reference.

FIRST LIBERTY BANK CORP.  AND SUBSIDIARIES

                               SEPTEMBER 30, 1998


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

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

September 30, 1998



       SIGNATURES

       In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            FIRST LIBERTY BANK CORP.
                            ------------------------
                                  (Registrant)


            Date     November 10, 1998                       By /s/ William M. Davis
                     -----------------                             -----------------
                                                                     William M. Davis
                                                                     Chairman, President and
                                                                     Director
                                                                     (Principal Executive Officer)

            Date     November 10, 1998                       By /s/  Martha Myshak
                     -----------------                             -------------------------
                                                                     Martha Myshak
                                                                     (Principal Financial Officer
                                                                     and Treasurer)

            Date     November 10, 1998                       By /s/  Donald J. Gibbs
                     -----------------                             --------------------------
                                                                     Donald J. Gibbs
                                                                     (Principal Accounting
                                                                     Officer and Vice President,
                                                                     Finance/Control Division
                                                                     Manager)