Form 10-K
period 1998-12-31
FIRST LIBERTY BANK CORP
filed 1999-03-31
CIK 741562

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report Under Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

         For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 Or 15 (D) Of The Securities Exchange Act of 1934

         For the transition period from _______________to ___________________
         Commission file number 0-13312

                            FIRST LIBERTY BANK CORP.
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

Registrant's telephone number 570-876-6500

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

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 17, 1999, the aggregate market value of the voting stock held by non-affiliates (which includes all common stock, $1.25 par value other than shares beneficially owned by directors or executive officers) of the registrant was $73,254,435.

The number of shares outstanding of the registrant's common stock, $1.25 par value was 1,587,137 at March 15, 1999.

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Part I, Part II, Part III, and Part IV.

(2) Portions of the definitive annual meeting proxy statement to be filed, pursuant to regulation 14A, within 120 days after December 31, 1998 are incorporated by reference into Part I and Part III.

                            FIRST LIBERTY BANK CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page

PART I
         ITEM  1.  Description of Business                                  1-4

         ITEM  2.  Description of Properties                                  5

         ITEM  3.  Legal Proceedings                                          5

         ITEM  4.  Submission of Matters to a Vote of Security Holders        5

PART II

         ITEM  5.  Market for Common Equity and Related Shareholder Matters   6

         ITEM  6.   Selected Financial Data                                   6

         ITEM  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                         6

         ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk 6

         ITEM  8.  Financial Statements and Supplementary Data                6

         ITEM  9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                       6

PART III

         ITEM 10.  Directors, and Executive Officers of the Registrant        7
         ITEM 11.  Executive Compensation                                     7

         ITEM 12.  Security Ownership of Certain Beneficial
                   Owners and Management                                      7

         ITEM 13.  Certain Relationships and Related Transactions             7

PART IV

         ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                 8

         SIGNATURES                                                         9-10

                                     PART I

ITEM 1.       Description of Business

General

         The registrant, First Liberty Bank Corp. (Company), is a Pennsylvania corporation organized on February 13, 1984. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company conducts its principal activities through its banking subsidiary, First Liberty Bank & Trust, a Pennsylvania banking institution.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. As of December 31, 1998, approximately 204 persons were employed on a full-time equivalent basis. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking related services.

Recent Acquisition

         On June 30, 1998,the Company consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO National Bank
(NBO). At June 30, 1998, NBO was a $271 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 share of Company common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the company's stock price prior to finalization of the acquisition. As a result of this acquisition, the Company recognized merger related expenses of $1,098,000 in the second quarter of 1998.

Name Change

         On June 30, 1998, concurrent with its acquisition of Upper Valley, the Company changed its name form The First Jermyn Corp. To First Liberty Bank Corp.

Subsidiaries/ Subsidiary Bank Merger and Charter Conversion

         The Company originally chartered its first bank in 1902. Through February 15, 1999, the banking business of the Company was conducted by its wholly owned banking subsidiaries, The First National Bank of Jermyn (FNBJ) and NBO. Effective February 16, 1999, the Company merged NBO with and into FNBJ, with FNBJ surviving. As a result of the merger, FNBJ succeeded all of the assets, rights, property, liabilities and commitments of NBO. Concurrently with the merger, FNBJ converted its charter from a national banking association to a Pennsylvania state-chartered commercial bank with trust powers, and changed its name to "First Liberty Bank & Trust." The operations of the Banks are conducted from nine offices located in Lackawanna County, Pennsylvania. The Banks' offices are located in Jermyn, the Keyser Oak, Downtown and Minooka sections of Scranton, Carbondale, Daleville, Olyphant, Kingston and an office in Jessup, all in Lackawanna County, Pennsylvania.

         Through its branch systems, the Bank provides various community oriented domestic lending and depository services to fit both commercial and individual needs. Lending services include commercial and individual real estate mortgage and construction loans, secured and unsecured loans and lines of credit. Demand for the Bank's loan products tends not to be affected by seasonality to a significant degree, but is significantly impacted by the level and trend of market interest rates. Deposit services include savings, clubs, money market, NOW, checking and certificates of deposit accounts. The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including governmental entities. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

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


         The Bank competes for loans and deposits in its market area (which is concentrated in the primary trade areas of the branch locations) with both Pennsylvania and out-of-state banks which have been given authority to compete within Pennsylvania boundaries. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance firms with products such as money market funds, mutual funds and annuities. Competition may increase as a result of the continuing reduction in the effective restrictions on interstate operations of financial institutions.

          The Company recognizes that its customer base increasingly focuses on convenience and access to services. The Company intends to continue to evaluate and enhance its service delivery system.

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

                                    The Bank

         Through February 15, 1999, FNBJ and NBO were national banks, subject to The National Bank Act and to regulation by the Comptroller of the Currency. After the date of the merger of FNBJ and NBO on February 16, 1999 and the charter conversion of FNBJ to a Pennsylvania state-chartered commercial bank, the Bank became subject to regulation by the Pennsylvania Department of Banking and is no longer subject to regulation by the Comptroller of the Currency.

         The Bank is subject to extensive regulation and examination by the FDIC and the Federal Reserve System therefore, Some of the aspects of the lending and deposit business of the Bank which are regulated by these agencies include personal lending, mortgage lending, interest rates as they relate to lending, and reserve requirements. These agencies are primarily concerned with the safety and soundness of individual banks, but are also involved with the general oversight of the activities of a bank directed toward the determination that the banks are operating competitively and constructively, in accordance with applicable regulations and statutes.

         The operations of the Bank are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedure requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The Banks are subject to certain restrictions on loans and extensions of credit to the Company, investment in the stock or securities of the Company, and acceptance of the stock or securities of the Company as collateral for loans. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulation which may have the effect of increasing the costs of doing business as well as limiting the business activities of the Banks.

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

Prompt Corrective Action

         The prompt corrective action regulations of FDICIA define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restriction, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically
undercapitalized,"   it  must   generally   be   placed   in   receivership   or
conservatorship within 90 days. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The Banks meet the definition of "well capitalized" at December 31, 1998

Interstate Banking

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

Item 2.           Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1998.


                                                                                Net Book Value
                                                                                Of Property
                                    Owned/           Date Lease                 Or Leasehold
Location                            Leased              Expires                 Improvements (2)              Deposits
                                                                                                             (In Thousands)

Main Office                         Leased                2004                       749                        101,608
645 Washington Ave
Jermyn, Pa 18433

Keyser Ave. Branch                  Leased                2004                       364                        105,095
1700 N. Keyser Ave.
Scranton, PA 18508

Jessup Branch                       Owned                                            609                         42,634
210 Church St.
Jessup, PA 18434

Minooka Branch                      Owned                                          1,740                         41,769
500 Davis St.
Scranton, PA 18505

Carbondale Branch                   Owned                                            415                         13,628
67 Salem Ave.
Carbondale, PA 18407

Daleville Branch                    Leased                2000                         0                         11,420
Route 502 RD 3
Moscow, PA 18444

Olyphant Branch                     Owned                                            745                      116,067
128 Lackawanna Ave.
Olyphant, PA 18447

Wyoming Avenue Branch               Owned                                          1,548                         42,576
1300 Wyoming Avenue
Scranton, PA 18509

Pittston Branch                     Leased                2010                       529                         21,803
45 S. Main Street
Pittston, PA 18640


ITEM 3.           Legal Proceedings

         The Company and the Bank are not involved in any pending legal proceedings other than routine nonmaterial legal proceedings occurring in the ordinary course of business.


ITEM 4.            Submission of Matters to a Vote of Security Holders

         None

                                     PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters

         Information pertaining to First Liberty Bank Corp. quarterly common stock price ranges, dividends declared per share data, any limitations on future dividend paying abilities, and number of shareholders are found in the Company's Annual Report to Shareholders and is hereby incorporated by reference.

ITEM 6.  Selected Financial Data

         The information required herein is incorporated by reference from page 1and 2 of Exhibit 99.1- Selected pages from the 1998 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages
3-19  of  Exhibit  99.1-   Selected   pages  from  the  1998  Annual  Report  to
Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

         The information required herein in incorporated by reference from page 15 of Exhibit 99.1- Selected pages from the 1998 Annual Report to Shareholders.

ITEM 8.  Financial Statements

                                                                 Exhibit 99.1-
                                                                Selected Pages
         Index to Consolidated Financial                         From the 1998
         Statements and Supplementary                         Annual Report to
         Financial Data                                        To Shareholders

                                                               Page Reference



         Consolidated Balance Sheets,
              December 31, 1998 and 1997...................................20
         Consolidated Statements of Operations,
              Years Ended December 31, 1998, 1997 and 1996.................21
         Consolidated Statements of Changes in Shareholders' Equity,
              Years Ended December 31, 1998, 1997 and 1996.................22
         Consolidated Statements of Cash Flows,
              Years Ended December 31, 1998,1997 and 1996..................23
         Notes to Consolidated Financial Statements.....................24-43

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Information concerning directors and executive officers of the registrant is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1998, for the annual meeting of shareholders.

ITEM 11. Executive Compensation

         Executive Compensation information is incorporated by reference from the Company's definitive proxy statement to be filed, pursuant to Regulation 14A, within 120 days after December 31, 1998, for the annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1998, for the annual meeting of shareholders.

ITEM 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with regard to indebtedness of management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1998, for the annual meeting of shareholders and Note 5 - Loans of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K Page

(1) The following financial statements are included in Part II Item 7:
                      Independent Auditors' Report...........................43*
                      Financial Statements:
                         Consolidated Balance Sheets, December 31, 1998
                            and 1997.........................................20*
                         Consolidated Statements of Operations,
                            Years Ended December 31, 1998 , 1997 and 1996....21*
                         Consolidated Statement of Changes in Shareholders'
                            Equity, Years Ended December 31, 1998, 1997
                            and 1996.........................................22*
                         Consolidated Statement of Cash Flows,
                            Years Ended December 31, 1998, 1997 and 1996.....23*
                         Notes to Consolidated Financial Statements.......24-43*
                      Selected Quarterly Financial Data-
                            Years Ended December 31, 1998, and 1997..........19*

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(2) Exhibits included herein or incorporated by reference herein:

3.1 Registrant's Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on July 15,1998.)

3.2 Registrant's Bylaws (Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8- K filed on July 15, 1998.)
 .

10.1 Lease Agreement, Option Agreement and Memorandum of Lease made the 29th day of August 1974 by and between Sterling Industrial Corporation and The First National Bank of Jermyn for the Bank's office buildings located in Jermyn and the Keyser Oak section of Scranton, Pennsylvania, filed with the Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.2 Employment Agreement dated June 9, 1993, by and between The First National Bank of Jermyn and William M. Davis (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.3 Employment Agreement dated June 9, 1993, by and between The First National Bank of Jermyn and Steven R. Tokach (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.4 Agreement and Plan of Merger between Registrant and Upper Valley Bancorp, Inc. dated October 15, 1997, filed with Form 8-K dated November 14, 1997 and incorporated herein by reference

11.1 Computation of Earnings Per Share is incorporated by reference from page 29
     of  Exhibit   99.1-   Selected   pages  from  the  1998  Annual  Report  to
     Shareholders.

21   Subsidiaries of the Registrant

23.1 Consent of Kronick, Kalada, Berdy & Co.

27   Financial Data Schedule

99.1 Selected Pages from the 1998 Annual Report to Shareholders

(b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

*Refers to page numbers in selected pages from Annual Report to Shareholders attached hereto as Exhibit 99.1

                               S I G NA T U R E S

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Liberty Bank Corp.
(Registrant)

By /S/     William M. Davis                 Chairman, President   March 29, 1999
           William M. Davis                 and Director
           (Principal Executive Officer)

By/S/      Martha Myshak                    Treasurer             March 29, 1999
           Martha Myshak
          (Principal Financial Officer)

By/S/     Donald J. Gibbs                   Vice President,       March 29, 1999
          Donald J. Gibbs                   Finance\Control
         (Principal Accounting Officer)     Division Manager

       Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     Peter A. Sabia                             Director      March 29,1999
        Peter A. Sabia

/S/     Kuzma Leschak, Jr.                         Director      March 29,1999
        Kuzma Leschak, Jr.

/S/     Robert T. Kelly                            Director      March 29,1999
        Robert T. Kelly

/S/     David M. Epstein                           Director      March 29,1999
        David M. Epstein

/S/     I. Leo Moskovitz                           Director      March 29,1999
        I. Leo Moskovitz

/S/     Dr. Edmund J. Biancarelli                  Director      March 29,1999
        Dr. Edmund J. Biancarelli

/S/     Thomas G. Speicher                         Director      March 29,1999
        Thomas G. Speicher

/S/     William K. Nasser, Jr.                     Director      March 29,1999
        William K Nasser, Jr.

/S/     Steven R. Tokach                           Director      March 29,1999
        Steven R. Tokach

/S/     Garfield G. Thomas                         Secretary     March 29,1999
        Garfield G. Thomas                         and Director

/S/     William M. Davis                           Chairman,     March 29,1999
        William M. Davis                           President and Director

/S/    Harold P. McGovern                          Director     March 29, 1999
       Harold P. McGovern

/S/    Saul Kaplan                                 Director     March 29, 1999
       Saul Kaplan

/S/    Joseph P. Coviello, Esq.                    Director     March 29, 1999
       Joseph P. Coviello

/S/    Michael A. Barbetti                         Director     March 29, 1999
       Michael A. Barbetti

/S/    Fred J. Gentile                             Director     March 29, 1999
       Fred J. Gentile

/S/    Harold S. Kaplan                            Director     March 29, 1999
       Harold S. Kaplan

/S/    Norman E. Woodworth                         Director     March 29, 1999
       Norman E. Woodworth

                                  Exhibit 23.1



                         Consent of Independent Auditors


The Board of Directors
First Liberty Bank Corp.:

We consent to incorporation by reference in the Form 10-K of First Liberty Bank Corp. of our report dated January 16, 1998, relating to the consolidated balance sheet of Upper Valley Bancorp, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997, which report is incorporated by reference in the December 31, 1998 annual report on Form 10-K of First Liberty Bank Corp. and which report appeared in the registration statement (No. 333-49391) on Form S-4 filed on April 3, 1998.

/s/ Kronick, Kalada, Berdy & Co.



Kingston, PA
March 29, 1999

       Exhibit 99.1 - Selected portions of Annual Report to Shareholders


                            FIRST LIBERTY BANK CORP.
                              Financial Highlights
                    (Dollars In Thousands, Except Share Data)


                                    For the Year                                1998                  1997                   1996
                                                                          ---------------        --------------           ---------

Total interest income                                                        $42,365                 $41,316                $39,939
Total interest expense                                                        22,673                  21,575                 20,523
Net interest income                                                           19,692                  19,741                 19,416
Provision for loan losses                                                        540                     600                    833
Non-interest income                                                            1,778                   2,044                  2,254
Non-interest expense                                                          15,359                  14,328                 14,024
Income tax provision                                                           1,570                   1,737                  1,743
Net income                                                                     4,001                   5,120                  5,070
Cash dividends paid                                                            2,179                   2,119                  1,925

                                     At Year End

Assets                                                                      $615,370                $585,051               $576,696
Loans, gross                                                                 376,856                 361,724                343,623
Allowance for loan losses                                                      4,618                   4,562                  5,017
Securities                                                                   196,563                 185,129                191,208
Deposits                                                                     496,600                 484,802                487,584
Shareholders' equity                                                          58,908                  55,584                 51,642

                                     Share Data

Net income - basic                                                           $  2.53            $       3.25               $   3.22
Net income - diluted                                                            2.51                    3.22                   3.21
Cash dividends                                                                  1.40                    1.40                   1.25
Book value (1)                                                                 37.12                   35.32                  32.82
Number of shares outstanding, net (at year end)                            1,587,137               1,574,065              1,573,680

                                   Selected Ratio

Return on assets (net income divided by average total assets)                   0.66%                   0.88%                 0.91%
Return on equity (net income divided by average equity)                         7.06%                   9.59%                10.18%
Common stock dividend payout rate (dividends declared divided
      by net income)                                                           54.46%                  41.39%                37.97%
Equity to assets ratio (average equity divided by average total assets)         9.35%                   9.21%                 8.92%
Tier I Leverage Ratio                                                           9.44%                   9.33%                 8.98%
Risk-Based Capital Ratio, Tier I                                               17.66%                  15.81%                15.97%
Risk-Based Capital Ratio, Total                                                18.91%                  17.06%                17.23%

(1) Based on shareholders' equity and number of shares outstanding at year end.



                            FIRST LIBERTY BANK CORP.
                                Financial Review
                             Selected Financial Data
                    (Dollars In Thousands, Except Share Data)





For the Year                                               1998              1997            1996           1995              1994
                                                   --------------       -----------     -----------     -----------   --------------

Total interest income                                 $   42,365       $   41,316       $   39,939       $   37,727       $   33,232
Total interest expense                                    22,673           21,575           20,523           19,952           14,675
Net interest income                                       19,692           19,741           19,416           17,775           18,557
Provision for loan losses                                    540              600              833            1,365            1,845
Non-interest income                                        1,778            2,044            2,254            1,469            1,373
Non-interest expense                                      15,359           14,328           14,024           13,589           12,513
Income tax provision                                       1,570            1,737            1,743              869            1,366
Net income                                                 4,001            5,120            5,070            3,421            4,206
Cash dividends paid                                        2,179            2,119            1,925            1,968            1,930

At Year End

Assets                                                $  615,370       $  585,051       $  576,696       $  546,483       $  507,389
Loans, gross                                             376,856          361,724          343,623          301,829          287,657
Allowance for loan losses                                  4,618            4,562            5,017            4,787            5,193
Securities                                               196,563          185,129          191,208          203,347          187,660
Deposits                                                 496,600          484,802          487,584          492,788          457,599
Shareholders' equity                                      58,908           55,584           51,642           48,658           43,448

Share Data

Net Income - basic                                    $     2.53       $     3.25             3.22       $     2.17             2.67
Net Income - diluted                                        2.51             3.22             3.21             2.17             2.67
Cash dividends                                              1.40             1.40             1.25             1.15             1.05
Book value (1)                                             37.12            35.32            32.82            30.92            27.61
Number of shares outstanding, net                      1,587,137        1,574,065        1,573,680        1,573,680        1,573,680
  (at year end)

(1) Based on shareholders' equity and number of shares outstanding at year end.

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

At December 31, 1998, First Liberty Bank Corp. (Company) owned all of the outstanding common stock of its two bank subsidiaries, The First National Bank of Jermyn (FNBJ) and NBO National Bank (NBO) (collectively, Banks). The Company formed a non-bank subsidiary, First of Jermyn Realty Company, Inc. (Realty), during 1990. Realty has been inactive since inception.

Recent Acquisition

On June 30, 1998, the Company consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. NBO is, as of December 31, 1998, a $263 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of Company common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the Company's stock price prior to finalization of the acquisition. As a result of this acquisition, the Company recognized merger related expenses of $1,098,000 in the second quarter of 1998.

The Company operated and managed FNBJ and NBO as separate subsidiaries and segments until approximately the first quarter of 1999.

On February 16, 1999, the Company merged FNBJ and NBO under the name of "First Liberty Bank & Trust." Concurrent with this merger, the Company changed its bank charter from a national bank to a state-chartered commercial bank subject to regulation by the Pennsylvania Department of Banking. The Bank operates a branch bank system located in Lackawanna County, Pennsylvania. The Bank offers all services normally provided by a community bank, including deposit, safekeeping, loan functions, and trust services through its branch systems.

Name Change

On June 30, 1998, concurrent with its acquisition of Upper Valley, the Company changed its name from The First Jermyn Corp. to First Liberty Bank Corp.

Forward Looking Statements

Included in this annual report are certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in these financial statements. Management has used "forward looking statements" to describe the future plans and strategies including the expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. The Company's actual results could differ materially from those management expectations. Factors that could affect results include interest rate trends, competition, the general economic climate in Northeastern Pennsylvania, the mid-Atlantic region and country as a whole, loan delinquency rates, Year 2000 uncertainties, changes in federal and state regulation among others. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements.

Results of Operations

Net income for 1998 was $4,001,000, a decrease of 21.86% from the prior year. This decrease was primarily attributable to a $1,098,000 charge in the second quarter of 1998 for merger-related costs of the Upper Valley acquisition. The net income for 1997 was $5,120,000, an increase of 0.99% from 1996. The following table (Table 1) presents the amount and percentage of increase (decrease) for the major components of net income for the years under review.

                                     TABLE 1
                               INCREASE (DECREASE)

                                                                       1998 vs. 1997             1997 vs. 1996
                                                                     Amount      Percent       Amount    Percent

Interest income                                                      $1,049        2.54%       $1,377     3.45 %
Interest expense                                                      1,098        5.09%        1,052     5.13 %
Net interest income                                                     (49)     ( .25)%          325     1.67 %
Provision for loan losses                                               (60)    (10.00)%         (233)  (27.97)%
Net interest income after provision for loan losses                      11        .06 %          558     3.00 %
Noninterest income                                                     (266)    (13.01)%         (210)   (9.32)%
Noninterest expense                                                   1,031       7.20 %          304     2.17 %
Income before Federal income tax provision                           (1,286)    (18.75)%           44      .65 %
Federal income tax provision                                           (167)     (9.61)%           (6)    (.34)%
Net income                                                          $(1,119)    (21.86)%       $   50       .99%

Net Interest Income

Table II illustrates average balances and the average tax-equivalent yield earned by the Bank on its interest-earning assets and the average interest rate associated with its interest-bearing liabilities for 1998, 1997, and 1996. Table II exhibits the volume and yield/rate variances for interest-earning assets and interest-bearing liabilities.

                                                     TABLE II
                                            AVERAGE BALANCES AND RATES

                                               1998                      1997                      1996
                                     Average  Revenue/ Yield/    Average  Revenue/Yield/   Average  Revenue/ Yield/
                                     Balance  Expense   Rate     Balance  Expense  Rate    Balance  Expense   Rate

Interest earning assets:
     Loans
         Commercial, financial
              and agriculture      $ 107,387  $ 8,240    7.67% $  96,831 $  8,178  8.45%  $ 85,546 $  7,595   8.88%
         Real estate - commercial
              and residential
              mortgage               191,988   15,589    8.12%   191,361   15,767  8.24%   181,996   15,189   8.35%
         Installment - net            68,247    6,522    9.56%    62,418    5,606  8.98%    48,480    4,277   8.82%
     Total loans (including fees)    367,622   30,351    8.26%   350,610   29,551  8.43%   316,022   27,061   8.56%
     Securities:
         Taxable                     140,474    8,453    6.02%   152,307    9,465  6.22%   180,944   11,338   6.27%
         Tax-exempt                   46,456    3,574    7.69%    34,151    2,678  7.84%    24,735    1,940   7.84%
     Total securities                186,930   12,027    6.43%   186,458   12,143  6.51%   205,679   13,278   6.46%
     Federal funds sold               11,214      606    5.40%    12,964      718  5.54%     9,405      507   5.39%
     Interest-bearing deposits
         in banks                     11,285      642    5.69%       290       16  5.52%        --       --
Total interest-earning assets        577,051  $43,626    7.56%   550,322  $42,428  7.71%   531,106  $40,846   7.69%
Noninterest-earning assets            29,133                      29,070                    26,871
TOTAL ASSETS                        $606,184                    $579,392                   $557,977
Interest-bearing liabilities:
     Deposits
         Savings, Club, NOW,
              and money market
              accounts             $ 149,019   $3,532    2.37%  $161,590 $  4,310  2.67%  $162,481   $4,509   2.77%
         Certificates of deposits    299,118   16,302    5.45%   275,296   14,984  5.44%   279,084   14,934   5.35%
     Total interest-bearing deposits 448,137   19,834     4.43%  436,886   19,294  4.42%   441,565   19,443   4.40%
     Federal funds purchased              30        1    3.33%        38        2  7.89%       449       22   5.35%
     Borrowed funds                   50,031    2,767    5.53%    38,309    2,201  5.75%    17,023      973   5.72%
     Capitalized lease obligation        699       71   10.16%       779       78  10.0%       853       85   9.96%
Total interest-bearing liabilities   498,897  $22,673    4.55%   476,012  $21,575  4.53%   459,890  $20,523   4.46%
Noninterest bearing liabilities       50,619                      50,008                    48,306
Shareholders' equity                  56,668                      53,372                    49,781
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY           $606,184                    $579,392                  $557,977
Net interest income                           $20,953                     $20,853                   $20,323
Interest rate spread                                     3.01%                     3.18%                      3.23%
Margin analysis:
     Interest income/interest -
         earning assets                                  7.56%                     7.71%                      7.69%
     Interest expense/interest -
         earning assets                                  3.93%                     3.92%                      3.86%
     Net interest income/interest -
         earning assets                                  3.63%                     3.79%                      3.83%

Tax equivalent adjustments:
     Loans                                        $46                      $ 201                 $     247
     Securities                                 1,215                        911                       660
Total                                          $1,261                    $ 1,112                 $     907

1. Installment loans are stated net of unearned income. 2. Average loan balances include non-accrual loans. 3. Average balances represent average daily balances.
4. Yields on securities available for sale were computed using historical amortized cost.

                                                     TABLE III
                                          VOLUME AND YIELD/RATE VARIANCES

                                                 1998 compared to 1997                  1997 compared to 1996
                                                        Yield/                                 Yield/
                                           Volume         Rate          Net       Volume         Rate           Net

Interest income:

     Loans                                 $1,434       $(634)         $800       $2,961       $(471)        $2,490
     Securities
       Taxable                               (736)       (276)       (1,012)      (1,796)         (77)       (1,873)
       Tax-exempt                             964         (68)          896          739           (1)          738
       Federal funds sold                      97        (209)        (112)          192           19           211
       Interest-bearing deposits
             in banks                         607          19           626           16           --            16
     Total interest-earning assets          2,367      (1,169)        1,198        2,112        (530)         1,582
Interest expense:
     Savings, Club, NOW, and
       money market accounts                 (336)        (442)        (778)        (25)         (174)         (199)
     Certificates of deposit                1,295           23        1,318        (203)          253            50
     Federal funds purchased                   (1)          (0)         (1)         (20)           --           (20)
     Borrowed Funds                           674         (108)         566        1,218           10         1,228
     Capitalized lease obligation              (8)            1         (7)           (7)          --            (7)
Total interest-bearing liabilities          1,624         (526)       1,098          963           89         1,052
Net interest income                          $743        $(643)        $100       $1,149       $ (619)      $   530

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


The increase in 1998 taxable equivalent interest income was driven by increased average balances of loans and taxable securities, partially offset by decreases in the yields on all earning asset categories, except interest-bearing deposits in banks. The increase in 1997 taxable equivalent interest income as compared to 1996 was due to the same positive volume and negative rate relationship. The 1998 increase in interest expense was primarily due to increased balances in certificates of deposit and borrowed funds, while the 1997 increase in interest expense was primarily due to higher levels of borrowed funds.

As shown in Table II and III, 1998 taxable-equivalent net interest income increased $100,000 (0.5%) compared to 1997. Interest income increased $1,198,000 and interest expense increased $1,098,000. The 1998 net interest margin was 3.01% (17 basis points below 1997). The decline in the net interest margin was a result of competitive pressures causing yields/rates to decrease for total interest-earning assets while remaining relatively constant for total interest-bearing liabilities. Net interest income as a percentage of interest income also fell in 1998 compared to 1997 due to increased competition in the local retail banking market.

Taxable-equivalent net interest income for 1997 increased $530,000 (2.6%) over 1996. Interest income increased $1,582,000 and interest expense increased $1,052,000. The 1997 net interest margin was 3.18% (6 basis points below 1996). The decline in the net interest margin was a result of competitive pressures causing yields/rates to increase for total interest-bearing liabilities.
                                       6

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

The allowance for loan losses was $4,618,000 at December 31, 1998 as compared to $4,562,000 at December 31, 1997, an increase of 1.2%. The allowance was 1.23% of total loans (net of unearned discount and fees) at December 31, 1998 and 1.28% at December 31, 1997. The provision for loan losses remained relatively consistent at $540,000 and $600,000 in 1998 and 1997, respectively, both of which were lower than the 1996 provision of $833,000.

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


                                                     TABLE IV
                                       CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                             Years Ended December 31,
                                                                   1998       1997       1996       1995     1994


Allowance for loan losses at beginning of period                 $4,562     $5,017     $4,787     $5,193   $4,891
Charge-offs:
     Domestic:
         Commercial, financial and agricultural                     313        315        330        347      509
         Real estate commercial and residential
              mortgage                                              256        821        366      1,584    1,341
         Installment                                                208        171         69         59       50

     Total                                                         $777     $1,307       $765     $1,990   $1,900

     Recoveries:
     Domestic:
         Commercial, financial and agricultural                     232        189         98        134      337
         Real estate-commercial and residential
              mortgage                                               28         35         48         63       10
Installment                                                          33         28         16         22       10

     Total                                                         $293       $252       $162       $219     $357

Net charge-offs                                                     484      1,055        603      1,771    1,543
Additions charged to operations                                    $540       $600       $833     $1,365   $1,845
Allowance for loan losses at end of period                        4,618      4,562      5,017      4,787    5,193

     Percentage of net charge-offs during the period
     to average loans outstanding during the period                .13%       .30%       .19%       .58%     .55%
     Percentage of allowance for loan losses to total loans -
     net of unearned income, period end                           1.23%      1.28%      1.46%      1.59%    1.81%
     Percentage of allowance for loan losses to total
     nonperforming loans, period end                               211%       243%        88%       119%     125%

                                                      TABLE V
                                     ALLOCATION OF ALLOWANCES FOR LOAN LOSSES

                                  December 31,
                                    1998           1997              1996             1995             1994
                                        % Of              % Of              % Of           % Of             % Of
                                       Loans             Loans             Loans          Loans            Loans
                                     In Each           In Each           In Each        In Each          In Each
                                    Category          Category          Category       Category         Category
                                    to Total          to Total          to Total       to Total         to Total
                              Amount   Loans   Amount    Loans   Amount    Loans Amount  Loans   Amount   Loans

Domestic:
     Commercial, financial
         and agriculture        $1,196    18%   $  934    18%   $1,001    13%   $1,322    14%   $1,118    16%
     Real estate - commercial
         and residential
         mortgage                1,284    64%    1,424    64%    1,898    70%    2,001    71%    2,710    71%
     Installment                   138    18%      242    18%      210    17%      158    15%       93    13%
     Unallocated                 2,000    --     1,962    --     1,908    --     1,306    --     1,272    --
Total                           $4,618   100%   $4,562   100%   $5,017   100%   $4,787   100%   $5,193   100%


Allocations for commercial, financial and agricultural loans are determined by reviewing significant loans. Allocations for real estate and consumer loans are based on historical losses, delinquency trends and current economic conditions. The unallocated portion is established by management to absorb inherent losses in the portfolio. The allocated allowances for commercial real estate and installment loans decreased in 1998 over 1997 based on the lower levels of nonperforming loans in those categories. These allocations are no more than estimates and are subject to revision as conditions change.

Noninterest Income

Noninterest income generally consists of service charges on deposits, fees for customer services, fees from the Small Business Administration, gains on sales of loans, and other infrequent types of transactions.

Service charges and fee income decreased by $108,000 for the year ended December 31, 1998, as compared to 1997 primarily as a result of the Bank recovering a $372,000 Fidelity loss in 1997.

In 1997, the Company recognized $385,000 of benefits in noninterest income relating to the restructuring of deferred compensation plans of Upper Valley.

Included in noninterst income in 1996 is a $600,000 gain on a legal settlement. Also included in 1996 noninterest income was $330,000 of proceeds from a split dollar life insurance policy.

Noninterest Expense

The following table (Table VI) summarizes major components of non-interest expense for the periods shown.

                                                   1998                       1997                      1996
                                             Percent To Total           Percent To Total          Percent To Total
                                             Interest Earning           Interest Earning          Interest Earning
                                           Amount       Assets       Amount       Assets       Amount        Assets


Salaries and benefits                     $ 7,080        1.21%      $ 7,460        1.36%      $ 7,249         1.36%
Net occupancy, furniture and
   equipment expense                        2,426         .41%        2,198         .40%        1,813          .34%
Data processing services                      650         .11%          627         .11%          568          .11%
Foreclosure and other real estate
   expenses                                   351         .06%          496         .09%          475          .09%
Merger related costs                        1,098         .19%           --           --           --            --
Fidelity loss/(recovery)                       --           --        (372)        (.07)%         320          .06%
Other expense                               3,754         .64%       3,919          .71%        3,599          .68%
Total                                     $15,359        2.62%      $14,328        2.60%      $14,024         2.64%



Salaries and benefits have increased from 1996 to 1997 due to salary adjustments and increases in related benefits. Salaries and benefits decreased in 1998 as a result of efficiencies achieved from the UVB merger. Total full-time equivalent employees numbered 204 at December 31, 1998, 213 at December 31, 1997, and 216 at December 31, 1996. The level of full-time equivalent employees decreased in 1998 as compared to 1997 and 1996 as a result of efficiencies gained from the merger.

Occupancy costs and furniture and equipment expense increased in 1998 primarily as a result of the increased costs associated with a full year of occupancy of the Daleville office. Merger-related expenses of $1,098,000 were charged to income in the second quarter of 1998 as a result of the June 30, 1998 merger with UVB. Other expense decreased in 1998 due primarily to decreases in advertising partially offset by amortization of customer list intangible which had been acquired in December 1997. During the first quarter of 1997 the Company discovered certain irregularities involving an employee. Management accrued its full estimate of the fidelity loss as of December 31, 1996 in noninterest expense. In 1997, the amount of the loss was recovered (less a $50,000 deductible) under the Company's Fidelity Bond Insurance Policy.

Occupancy costs increased in 1996 primarily as a result of the increased costs associated with a full year of occupancy of the Carbondale office. Other expense increased in 1996 due to additional advertising, and legal and collection costs as well as costs associated with real estate owned.


Income Tax Provision

Fluctuations in the 1998, 1997 and 1996 income tax provisions and effective tax rates result, generally, from the changes in federal taxable income and in tax-free income on securities and loans. The increase in the effective tax rate from 25.3% for 1997 to 28.2% for 1998 is, in large part, attributable to merger-related costs that were charged to earnings but are not deductible for federal income tax purposes. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

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


Securities

The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan organizations. Generally, the Bank's investment policy is more restrictive than applicable banking regulations allow and, accordingly, the Bank has invested primarily in U.S. government and agency securities, which qualify as liquid assets under applicable regulations, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. The Bank's investment portfolio consists of those securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1998, the available-for-sale securities portfolio totaled $196,563,000, or 31.94% of assets.

The following table (Table VII) shows maturity data and related weighted-average yields as of December 31, 1998 and carrying values as of December 31, 1998, 1997, and 1996. Yields on available for sale securities are computed using historical amortized cost.



                                                     TABLE VII
                                               SECURITIES PORTFOLIO

                                                                     December 31, 1998

                                                                      After one      After five
                                                        One year       through        through      After ten    No stated
                                                        or less       five years      ten years      years      maturity    Total

Securities available for sale
U.S. Treasuries
     Market value                                     $   19,236    $    3,043            --            --           --    $ 22,279
     Yield                                                  5.90%         5.75%                                                5.88%
Municipal securities
     Market value                                     $      491    $    6,160    $    5,224    $   36,700           --    $ 48,575
     Yield                                                  5.72%         4.36%         5.16%         5.20%                    5.10%
Mortgage-backed securities and
     U.S. government agencies
     Market value                                     $    2,577    $   34,890    $    6,256    $   26,586           --    $ 70,309
     Yield                                                  5.51%         6.24%         6.21%         6.02%                    6.16%
Collateralized mortgage obligations and
     U.S. government agencies
     Market value                                     $    6,475    $   30,659    $   10,323    $    1,989           --    $ 49,446
     Yield                                                  6.29%         6.10%         6.11%         6.29%                    6.05%
Other securities
     Market value                                                   $      250            --            --    $   5,704    $  5,954
     Yield                                                                6.73%                                    6.41%       6.43%

Total market value                                    $   34,483    $   75,002    $   21,803        $65,275      $5,704    $196,563

Weighted average yield (1)                                  5.95%         6.01%         5.91%         5.57%        6.41%       5.84%


                                                                                           December 31,
                                                                                1998         1997         1996

Securities available for sale
U.S. Treasuries                                                                 $ 22,279     $ 15,512   $ 85,071
Municipal securities                                                              48,575        5,657      5,538
Mortgage-backed securities and
      U.S. government agencies                                                    70,309       37,819     17,989
Collateralized mortgage obligations and U.S.
     government agencies                                                          49,446       63,172     14,618
Other securities                                                                   5,954        1,605        531

Total                                                                           $196,563     $123,765   $123,747

Investment securities held to maturity
U.S. Treasuries                                                                       --      $27,180    $39,354
Municipal securities                                                                  --       30,891     24,506
Other                                                                                 --        3,293      3,601

Total                                                                                 --      $61,364    $67,461


(1.) Yields are presented on a taxable equivalent basis utilizing an effective tax rule of 34% for all maturities.

Loans

During 1998 net loans grew $15,265,000 to $371,297,000 at December 31, 1998. The largest increase was in real estate loans, which increased $9,057,000 to $235,608,000 at December 31, 1998, compared to $226,551,000 at December 31,
1997. The increase in the installment loan portfolio was primarily due to home equity loans and, to a lesser degree, auto loans.

During 1997 net loans grew  $18,573,000 to $356,032,000 at December 31, 1997. An increase of $20,092,000 occurred in the commercial loan portfolio. The increase in loan portfolios was primarily due to aggressive pricing strategies employed by the Bank in conjunction with the Bank's larger advertising budget, which was successful in attracting a variety of new loans.

The following table (Table VIII) shows consolidated loans at December 31, 1998, 1997, 1996, 1995, and 1994 (including non-accrual loans) and summarizes the maturity data for loans-gross (net of non-accrual loans) as of December 31,
1998.

                                                    TABLE VIII
                                                       LOANS

                                                                 1998       1997       1996       1995     1994


Real estate - commercial and residential mortgage              $235,608   $226,551   $233,191   $205,907 $198,306
Commercial, financial and agricultural                           67,659     64,822     44,730     41,505   44,772
Installment                                                      67,323     64,321     58,452     45,879   37,434
Real estate - construction                                        6,266      6,030      7,250      8,538    7,145
     Total loans - gross                                        376,856    361,724    343,623    301,829  287,657
Less:  unearned income                                              941      1,130      1,147      1,336    1,606

     Total gross loans, net of unearned income                 $375,915   $360,594   $342,476   $300,493 $286,051


                                                                                December 31, 1998
                                                                                  After One
                                                                                  Year but
                                                                      Within        Within      Over
                                                                     One Year   Five Years   Five Years     Total

Real estate - commercial and residential mortgage
     and construction                                              $   9,675       $18,248     $213,951  $241,874
Commercial, financial and agricultural                                 5,943        19,399       42,317    67,659
Installment                                                            1,974        38,676       26,673    67,323
     Total loans - gross                                            $ 17,592       $76,323     $282,941  $376,856
Fixed rate                                                             9,743        66,925      189,397   266,065
Variable rate                                                          7,849         9,398       93,544   110,791
     Total loans - gross                                             $17,592       $76,323     $282,941  $376,856

Management is not aware of any trends or uncertainties within its loan portfolio which it reasonably expects will materially impact future operating results or capital resources nor is management aware of any information which would cause it to have serious doubts as to the ability of its performing borrowers to comply with current loan repayment terms.

Table IX summarizes the Bank's non-performing assets at December 31, 1998, 1997, 1996, 1995, and 1994.

                                                     TABLE IX
                                               NON-PERFORMING ASSETS

                                                                   1998       1997       1996       1995     1994

Non-accrual loans (1)                                            $1,740     $1,607     $4,449     $3,622   $7,419
Loans past due 90 days or more and still accruing                   445        290        713        578      208

     Total non-performing loans                                   2,185      1,897      5,162      4,200    7,627
Real estate owned other than bank premises                          479        953        817      1,423    1,512

     Total                                                       $2,664     $2,850     $5,979     $5,623   $9,139

(1.) See Note 5 to the consolidated financial statements concerning interest income on non-accruing loans and Note 1 to the consolidated financial statements - Loans caption - concerning the Bank's policy with regard to accrual of interest.

An analysis of non-accrual loans as of December 31, 1998, 1997, 1996, 1995, and 1994 is as follows:

                                                                   1998       1997       1996       1995     1994

Real estate - commercial and residential mortgage                $1,377    $   987     $3,006     $2,569   $5,824
Commercial                                                          363        620      1,443      1,053    1,595

     Total                                                       $1,740     $1,607     $4,449     $3,622   $7,419

At December 31, 1998 and 1997, the Company had impaired loans totaling approximately $979,000 and $966,000, respectively, all of which had a related allowance for impairment. At December 31, 1998 and 1997, the allowance for losses on impaired loans totaled $202,000 and $94,000, respectively.

Deposits

Table X summarizes the average deposits and rates paid on deposit categories of average total deposits for the last three years.

                                                      TABLE X
                                                 AVERAGE DEPOSITS

                                                   1998                       1997                      1996
                                          Average      Average      Average      Average      Average       Average
                                         Deposits        Rates     Deposits        Rates     Deposits         Rates

Deposits:
     Domestic:
         NOW accounts                   $  24,383        1.77%    $  26,999        1.21%    $  27,011         2.07%
         Savings deposits                  94,580        2.51%       95,347        2.59%       93,394         2.56%
         Other time deposits                5,222        1.22%       17,394        4.75%       17,226         4.80%
         Money market accounts             24,834        2.66%       21,850        2.25%       24,850         2.36%
         Certificates of deposit          299,118        5.45%      275,296        5.44%      279,084         5.35%

Total interest bearing
         Noninterest-bearing demand     $  50,422                 $  46,082                 $  44,228

Total                                    $498,559                  $482,968                  $485,793

The level of certificates of deposit increased in 1998 due to growth in the Bank's newest branches in Daleville and Carbondale. The level of certificates of deposit declined in 1997 as compared to 1996 primarily as the result of the loss of one large commercial customer whose assets were liquidated through bankruptcy in the first quarter of 1997.
                                       13

Table XI summarizes the maturity distribution of time deposits greater than $100,000 at December 31, 1998 and 1997 (including open time deposits and savings accounts).

                                                     TABLE XI
                           MATURITY DISTRIBUTION OF TIME DEPOSITS GREATER THAN $100,000

                                                                 December 31, 1998             December 31, 1997

Domestic:
     Certificates of deposit:
         Three months or less                                              $17,909                       $20,859
         Over three months through twelve months                            20,330                        18,992
Over one year through three years                                           12,057                         8,408
         Over three years                                                    1,836                         1,728
         Total Certificates of deposit                                     $52,132                       $49,987

Capital Adequacy

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $3,324,000 to $58,908,000 at December 31, 1998. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth. However, the Company's ability to pay dividends to shareholders is dependent on its ability to receive dividend payments from the Bank (see note 15 to the consolidated financial statements).

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1998, of which 4% must be Tier 1 capital. The Company's total risk-based capital was 18.91% at December 31, 1998 and 17.06% at December 31,1997. The Company's Tier 1 risk-based capital ratio was 17.66% at December 31, 1998, and 15.81% at December 31, 1997.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.44% at December 31, 1998 and 9.33% at December 31, 1997.

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

At December 31, 1998, the FNBJ and NBO are classified as well-capitalized with total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios of 16.48% and 17.25%, 15.25% and 16.00%, 9.06% and 9.77%, respectively.

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

The following table (Table XII) summarizes the Bank's sensitivity to interest rate fluctuations at December 31, 1998 for certain interest sensitivity periods.

                                                     TABLE XII
                                      MATURITY AND RATE SENSITIVITY ANALYSIS

                                                    Over three     Over six    After one year
                                        Zero to      months to    months to     but within     After five
                                     three months   six months     one year     five years       years      Total

Interest-earning assets:
Securities                              $  33,764      $20,376      $28,897     $ 75,836     $ 37,690      $196,563
Loans (net of unearned income)             86,303       19,104       28,725      165,264       76,519       375,915
Federal funds sold and interest
     earning deposits                      10,785           --           --           --           --        10,785
       Total                             $130,852      $39,480      $57,622     $241,100     $114,209      $583,263
Interest-bearing liabilities:
Now accounts                                3,191          990        1,981       11,966        3,961        22,089
Money market accounts                       6,159        3,260        6,520       13,040           --        28,979
Savings (1)                                13,602        4,222        8,443       50,573       16,886        93,726
Time                                       87,132       62,519       57,374       86,880          607       294,512
FHLB advances and other
   other borrowed money                     5,027           27        5,055       35,439       10,112        55,660
       Total                             $115,111      $71,018      $79,373     $197,898      $31,566      $494,966
Interest rate sensitivity gap              15,741     (31,538)     (21,751)       43,202       82,643        88,297
Cumulative interest rate
       sensitivity gap                     15,741     (15,797)     (37,548)        5,654       88,297            --
Cumulative interest rate
       sensitivity ratio (2)                 2.6%       (2.6)%       (6.1)%       (0.9)%        14.3%

1. The amount shown as repricing within 0 to 3 months is that portion which, based upon average balances, is considered sensitive to changes in interest rates. The Bank's historical experience has been that total savings account balances exhibit minimal movement with changes in interest rates. Accordingly, a percentage of the Bank's savings account balances are not as rate sensitive and are classified in the "After five years" category.
2. Represents the cumulative interest rate sensitivity gap as a percentage of total assets

                                       15

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

In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 100, 200, and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this rate shock analysis as of December 31, 1998 and 1997.

Change in Rates             Net Interest Income Change (After tax, in thousands)

                                 December 31, 1998          December 31, 1997

     +300                               (1,406)                   (1,711)
     +200                                 (932)                   (1,145)
     +100                                 (428)                     (575)
     -100                                  252                       551
     -200                                  425                       999
     -300                                  617                     1,418

Accounting Developments

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has included this new reporting information in this annual report as required. There was no impact on earnings, financial condition, or equity.

In September 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has included the required disclosures in this annual report. There was no impact on earnings, financial condition, or equity.

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretrement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. This statement is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company in this annual report. This statement requires changes in disclosures and does not effect the results of operations, financial condition, or shareholders' equity of the Corporation.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of certain foreign currency exposure. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company adopted SFAS No. 133 in its fourth quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $60.3 million transfer of securities from held-to-maturity to available-for-sale and an increase of $725,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this statement did not affect operating results of the Company.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interest retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this statement on earnings, financial condition or equity.

The following section contains forward-looking statements that involve risks and uncertainties. The actual impact on the Company of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

Year 2000 Issues

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a data after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operation including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

Company's State of Readiness

The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the less significant third-party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by June 30, 1999.

From a technology perspective, the Company uses application software systems and receives technical support from one of the world's largest data processing providers to financial institutions, for nearly all of its mission critical customer applications.

The Company will devote the necessary resources to test all mission critical customer systems and solve all significant Year 2000 issues in a timely manner. If testing were to uncover any system problems, the vendor would work to correct the problem and the Company would test again until resolved. At the same time, the Company is upgrading personal computers to meet both system and Year 2000 requirements.

Costs of Year 2000

Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure, which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding costly Year 2000 issues. As part of this plan, the Company converted FNBJ, during the first quarter of 1999, to the same mission critical customer applications used by NBO to avoid many potential Year 2000 issues. The Company estimates expenditures associated with Year 2000 at $125,000 during the year ending December 31, 1999, with approximately $45,000 amortized in that same year and the remainder amortized in subsequent fiscal years.

The Company does not predict the Year 2000 driven expenditures in Year 2000. With assistance from its third-party vendors, the Company is utilizing internal staff to perform Year 2000 compliance work, including internal Information Systems staff. The Company believes that the cost of addressing the Year 2000 issue will not be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. However, if compliance is not achieved in a timely manner by the Company or any of its significantly related third-parties, be it a supplier of services or customer, the Year 2000 issue could possibly have a material effect on the Company's operating and financial position.

Risks of Year 2000

The Year 2000 issue presents potential risks of uncertain magnitude. The risks arise both with regard to systems purchased by the Company through third-party vendors as well as those outside the control of the Company, such as with ATM networks or credit card processors. These failures may cause delays in the ability of customers to access their funds through automated teller machines, point-of-sale terminals at retail locations, or other shared networks. The Year 2000 issue also poses the potential risk for business disruption due to a mission critical software system failure, which could result in inaccurate interest payment calculations, credit transactions, or record-keeping. The Company and the federal banking regulators are closely monitoring the progress of the Bank's major third-party vendors and, to date, the company is satisfied with their progress. However, if the Company, its customers, or vendors are unable to resolve Year 2000 issues in a timely manner, it could result in a material financial risk.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of third-party modifications and testing plans and other factors.

Contingency Plans

The Company is in the process of obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Company. The Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan will be developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs, and non-computer related systems. The contingency plan will identify scheduled completion dates, test dates and trigger dates.

A business resumption contingency plan is currently under development with a target completion date of June 1999. The resumption contingency plan will calculate a risk factor for each core business line and/or project. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

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

Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale, and mortgage-backed securities available for sale, with maturities of less than one year was $60,111,000 at December 31, 1998. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. At December 31, 1998 the Company had a maximum borrowing capacity available to it of approximately $268 million from the Federal Home Loan Bank of Pittsburgh. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 15 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.

Quarterly Financial Data

A comparison of quarterly financial information for 1998 and 1997 is provided in the following table.


1998
                               Dec. 31  Sept.30  June 30   March 31
Quarter Ended
Interest income               $10,540   $10,587   $10,664   $10,574
Interest expense                5,668     5,696     5,693     5,616
Net interest income             4,872     4,891     4,971     4,958
Provision for loan losses         135       135       135       135
Net income                      1,125     1,238       239     1,399
Earnings per share- basic         .71       .78       .15       .89
                  - diluted       .70       .78       .15       .88


1997
                              Dec. 31  Sept. 30   June 30  March 31
Quarter Ended
Interest income               $10,441   $10,333   $10,405   $10,137
Interest expense                5,557     5,414     5,307     5,297
Net interest income             4,884     4,919     5,098     4,840
Provision for loan losses         105       105       195       195
Net income                        999     1,300     1,580     1,241
Earnings per share  - basic       .63       .83      1.00       .79
                  - diluted       .63       .82      1.00       .77


Fourth Quarter Results - 1998 versus 1997

Net income for the fourth quarter of 1998 increased $126,000 from the fourth quarter of 1997. The primary reasons for the increase in net income were decreases in salaries and benefits and other non-interest expense in 1998 relating to efficiencies gained from the merger.

Market for First Liberty Bank Corp. Common Stock

The stock of First Liberty Bank Corp. is not listed or traded on a recognized securities exchange and is inactively traded. Range of sale prices is gained when available from purchaser or seller at time of transfer for less of 100 shares or more. Quarterly highs and lows are presented below:


                                                   1998                       1997                      1996
                                             High          Low         High          Low         High           Low

Quarter
First                                      $62.25       $61.50       $45.50       $43.25       $38.50        $34.00
Second                                     $74.50       $62.25       $49.00       $44.25       $42.25        $38.75
Third                                      $77.00       $73.00       $50.00       $46.00       $43.00        $41.00
Fourth                                     $76.00       $73.25       $62.00       $50.00       $44.25        $43.00

                                       20


                            FIRST LIBERTY BANK CORP.
                           Consolidated Balance Sheets
             (In Thousands of Dollars, Except Per Share Information)






                                                                                                          December 31
                                                                                         ------------------------------------------
                                                                                                  1998                    1997
                                                                                         -----------------         -----------------

Assets

Cash and due from banks                                                                          $  20,628                $  13,419
Federal funds sold                                                                                   5,000                    7,970
Securities available for sale                                                                      196,563                  123,765
Investment securities (market value 1997 - $62,583)                                                     --                   61,364

Loans, gross                                                                                       376,856                  361,724
    Less:
      Unearned income                                                                                 (941)                  (1,130)
      Allowance for loan losses                                                                     (4,618)                  (4,562)
                                                                                         -----------------        -----------------

            Loans, net                                                                             371,297                  356,032
                                                                                         -----------------        -----------------

Accrued interest receivable                                                                          3,914                    4,244
Bank premises, leasehold improvements
     and furniture and equipment-- net                                                              10,307                    9,134
Real estate owned                                                                                      479                      953
Other assets                                                                                         7,182                    8,170
                                                                                         -----------------        -----------------

            Total assets                                                                         $ 615,370                $ 585,051
                                                                                         =================        =================

Liabilities

Deposits:
     Noninterest-bearing demand                                                                  $  55,272                $  48,628
     Interest-bearing                                                                              441,328                  436,174
                                                                                         -----------------        -----------------

            Total deposits                                                                         496,600                  484,802
                                                                                         -----------------        -----------------

Other borrowed money                                                                                55,660                   40,744
Accrued interest payable                                                                             2,218                    2,287
Other liabilities                                                                                    1,984                    1,634
                                                                                         -----------------        -----------------

                    Total liabilities                                                            $ 556,462                $ 529,467
                                                                                              -------------------------------------

Shareholders' Equity

Common stock, $1.25 par value; authorized,
    2,500,000 shares; issued, 1,602,342 and
    1,589,270 shares, respectively                                                               $   2,003                $   1,987
Surplus                                                                                              5,905                    5,347
Retained earnings                                                                                   50,435                   48,613
Accumulated other comprehensive income                                                                 761                     (167)
Less: Treasury stock-- at cost (15,205 shares)                                                        (196)                    (196)
                                                                                         -----------------        -----------------

            Total shareholders' equity                                                              58,908                   55,584
                                                                                         -----------------        -----------------

Total liabilities and shareholders' equity                                                       $ 615,370                $ 585,051
                                                                                         =================        =================

See accompanying notes to consolidated financial statements.


                                                         FIRST LIBERTY BANK CORP.
                                                   Consolidated Statements of Operation
                                          (In Thousands of Dollars, Except Per Share Information)






                                                                                         For the Year Ended December 31
                                                                                -------------------------------------------------

                                                                                    1998           1997          1996

                                                                                  ------------------------------------------
Interest income:
    Interest and fees on loans                                                    $30,305      $ 29,350    $   26,814
    Interest on interest-bearing deposits                                             642            16            --
    Interest and dividends on securities:
    Taxable                                                                         8,453         9,465         11,338
    Exempt from Federal Taxes                                                       2,359         1,767          1,280
    Interest on Federal funds sold                                                    606           718            507
                                                                                ----------------------------------------------

            Total interest income                                                  42,365        41,316         39,939
                                                                                ----------------------------------------------

Interest expense:
    Deposits                                                                       19,834        19,294         19,443
    Federal funds purchased                                                             1             2             22
    Capitalized lease obligation and borrowed funds                                 2,838         2,279          1,058
                                                                                ----------------------------------------------

                    Total interest expense                                         22,673        21,575         20,523
                                                                                ----------------------------------------------

Net interest income                                                                19,692        19,741         19,416
Provision for loan losses                                                             540           600            833
                                                                                ----------------------------------------------

Net interest income after provision for loan losses                                19,152        19,141         18,583
Non-interest income:
    Service charges and fees                                                          699           807            904
    Gain/loss on sale of securities                                                    47          (191)           (23)
    Restructing of deferred compensation plans                                         --           385            --
    Insurance policy  proceeds                                                         --            --            330
    Litigation recovery                                                                --            --            600
    Trust                                                                             496           402            317
    Other                                                                             536           641            126
                                                                                ----------------------------------------------

                    Total noninterest income                                        1,778         2,044          2,254

Non-interest expense:
    Salaries and benefits                                                           7,080         7,460          7,249
    Net occupancy and furniture/equipment expenses                                  2,426         2,198          1,813
    Data processing services                                                          650           627            568
    Foreclosures and other real estate expense                                        351           496            475
    Merger related costs                                                            1,098            --            --
    Fidelity (recovery) loss                                                           --          (372)           320
    Other expense                                                                   3,754         3,919          3,599
                                                                                ----------------------------------------------


                    Total non-interest expense                                     15,359        14,328         14,024
                                                                                ----------------------------------------------

Income before income tax provision                                                  5,571         6,857          6,813
Income tax provision                                                                1,570         1,737          1,743
                                                                                ----------------------------------------------

Net income                                                                        $ 4,001       $ 5,120      $   5,070
                                                                                ==============================================

Net income                                                                          4,001         5,120          5,070
Other comprehensive income, net of tax
    Unrealized gain on securities
       Unrealized holding gains arising during period                                 975           736           (184)
       Less:  Reclassification adjustment for gains (losses)
            included in net income                                                     47          (191)           (23)
                                                                                ----------------------------------------------

Comprehensive income                                                              $ 4,929       $  6,047         4,909
                                                                                ==============================================

Earnings per share (based on net income):
    Basic                                                                            2.53           3.25          3.22
    Diluted                                                                          2.51           3.22          3.21
                                                                                ==============================================

See accompanying notes to consolidated financial statements.

                                                                                    FIRST LIBERTY BANK CORP.
                                                                   Consolidated Statements of Changes in Shareholders' Equity
                                                               (In Thousands of Dollars, Except Per Share and Par Value Amounts)






                                                                   Common                           Accumulated
                                                                   stock                              other
                                                                  par value               Retained  comprehensive Treasury
                                                                   $1.25       Surplus    earnings    income       stock     Total
                                                         --------------------------------------------------------------------------


Balance, January 1, 1996                                          $ 1,986       5,334      42,467       (933)       (196)    48,658

Net income                                                                                  5,070                             5,070

Cash dividends ($1.25 per share)                                                           (1,925)                           (1,925)

Net unrealized losses on
     securities available for sale, net of tax                                                          (161)                  (161)
                                                      ------------------------------------------------------------------------------

Balance, December 31, 1996                                        $ 1,986       5,334      45,612     (1,094)       (196)    51,642

Net income                                                             --          --       5,120                             5,120

Cash dividends ($1.40 per share)                                                           (2,119)                           (2,119)

Stock options exercised                                                 1          13                                            14

Net unrealized gains on
     securities available for sale, net of tax                                                 --        927                    927
                                                      ------------------------------------------------------------------------------

Balance, December 31, 1997                                        $ 1,987       5,347      48,613       (167)       (196)    55,584

Net income                                                                                  4,001                             4,001

Cash dividends ($1.40 per share)                                                           (2,179)                           (2,179)

Stock options exercised                                                16         558                                           574

Net unrealized gains on
     securities available for sale, net of tax                                                           928                    928
                                                      ------------------------------------------------------------------------------

Balance, December 31, 1998                                        $ 2,003       5,905      50,435        761        (196)    58,908
                                                      ==============================================================================

See accompanying notes to consolidated financial statements.


                            FIRST LIBERTY BANK CORP.
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)


                                                                                        For the Year Ended December 31
                                                                                  ----------------------------------------------
                                                                                           1998         1997         1996
                                                                                    -------------   -----------   -------------

Operating activities:
    Net income                                                                         $   4,001    $  5,120    $  5,070
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                           540         600         833
         Depreciation, accretion and amortization                                          1,234       1,311       1,126
         Deferred income taxes                                                              (255)        308          59
         Gain on sales of loans - net                                                         --         171          --
         (Gain) loss on sale of securities available for sale                                (47)        191          23
         Loss on disposition of real estate                                                  266         145         282
         Decrease (increase) in interest receivable and other assets                       1,083        (355)     (3,151)
         (Decrease) increase in interest payable and other liabilities                       281        (619)        483
                                                                                   ----------------------------------------

            Net cash provided by operating activities                                  $   7,103    $  6,872    $  4,725
                                                                                   ----------------------------------------

Investing activities:
    Maturities and principal repayments of securities available for sale               $ 150,905    $ 27,301    $  9,894
    Maturities of investment securities                                                       --      12,354      17,085
    Purchases of securities available for sale                                          (153,532)    (67,896)    (47,090)
    Purchases of investment securities                                                   (18,308)     (6,795)     (8,729)
    Proceeds from sale of securities available for sale                                   10,095      41,727      40,134
    Net increase in loans                                                                (15,932)    (26,510)    (43,407)
    Proceeds from sale of loans                                                               --       6,401         --
    Purchases of bank premises, leasehold improvements
       and furniture and equipment - net                                                  (2,047)       (609)     (1,012)
    Sales of assets acquired through foreclosure, net                                        846         765       1,436
                                                                                   ----------------------------------------

            Net cash used in investing activities                                   $    (27,973) $  (13,262) $  (31,689)
                                                                                   ----------------------------------------

Financing activities:
    Net increase in noninterest-bearing demand deposits
       and interest-bearing deposits                                                   $  11,798 $    (2,782) $   (5,204)
    Proceeds of stock issued                                                                 574          14         --
    Proceeds from Federal funds purchased/borrowed funds                                      --      20,000      32,000
    Repayment of Federal funds purchased/borrowed funds                                    5,000     (12,000)        --
    Principal payments on capitalized lease obligation                                     9,916         (77)        (70)
    Dividends paid                                                                        (2,179)     (2,119)     (1,925)
                                                                                   ----------------------------------------

            Net cash provided by financing activities                                  $  25,109    $  3,036     $ 24,801
                                                                                   ----------------------------------------

Increase (decrease) in cash and cash equivalents                                           4,239      (3,354)     (2,163)

Cash and cash equivalents at beginning of year                                            21,389      24,743      26,906
                                                                                   ----------------------------------------

Cash and cash equivalents at end of year                                               $  25,628    $ 21,389    $ 24,743
                                                                                   ========================================

Cash paid during the year:
    Interest                                                                           $  22,742      21,479      20,325
                                                                                   ========================================

    Federal income taxes                                                               $   1,442       1,577       1,741
                                                                                   ========================================

Non cash transactions:
    Change in unrealized (gains) losses on securities available for sale,
         net of tax                                                                          928         927        (161)
                                                                                   ========================================
    Transfers of loans to real estate owned other than bank premises                         378       1,027       1,112
                                                                                   ========================================
    Transfer of securities from investment securities to available for sale               60,295          --         --
                                                                                   ========================================

See accompanying notes to consolidated financial statements.

1.     Summary of Significant Accounting Policies

       First Liberty Bank Corp. (First Liberty) is a bank holding company whose principal subsidiaries as of December 31, 1998, are The First National Bank of Jermyn (FNBJ) and NBO National Bank (NBO) (collectively, the Banks) which operate branch bank systems located in Lackawanna County, Pennsylvania. The Banks provide a range of banking services typically associated with a community bank, the most important of which are the taking of deposits and granting of loans to both individuals and corporations within its market area. The Banks face competition in its market from other depository institutions, some of which are substantially larger than the Banks and from other financial services companies, including mutual funds, mortgage companies, finance companies, insurance companies, and others.

       (a)    Recent Acquisition

              On June 30, 1998, First Liberty consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. As of December 31, 1998, NBO is a $263 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of First Liberty common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon First Liberty's stock price prior to finalization of the acquisition. This resulted in the issuance of approximately 694,000 shares of First Liberty stock. The transaction was tax-free to the shareholders for federal income tax purposes. In connection with the acquisition, First Liberty recognized $1,098,000 in merger-related costs in the second quarter of 1998.

              The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                                            Years ended December 31,
                                                                          1997                        1996
                                                                          ------                      ----
              Net interest income:
                  FNBJ                                                   $11,312                   $11,321
                  NBO                                                      8,429                     8,095
                                                                       ---------                   -------
                  Combined                                                19,741                    19,416
                                                                        ========                    ======

              Net income:
                  FNBJ                                                     3,483                     3,504
                  NBO                                                      1,637                     1,566
                                                                        --------                   -------
                  Combined                                                 5,120                     5,070
                                                                        ========                   =======


                                                                                   As of December 31,
                                                                          1997                        1996
                                                                          ------                      ----
              Total assets:
                  FNBJ                                                   325,737                   321,563
                  NBO                                                    259,314                   255,133
                                                                         -------                ----------
                  Combined                                               585,051                   576,696
                                                                         =======                ==========

              Total deposits:
                  FNBJ                                                   292,110                   290,115
                  NBO                                                    192,692                   197,469
                                                                         -------                ----------
                  Combined                                               484,802                   487,584
                                                                         =======                ==========

              Total shareholders' equity:
                  FNBJ                                                    31,277                    28,674
                  NBO                                                     24,307                    22,968
                                                                       ---------                 ---------
                  Combined                                               $55,584                $   51,642
                                                                          ======                 =========

              First Liberty operated and managed FNBJ and NBO as separate subsidiaries and segments until approximately the first quarter of 1999 when it merged the entities under the name "First Liberty Bank & Trust."

       (b)    Name Change

              On June 30, 1998, concurrent with its acquisition of Upper Valley, the bank holding company changed its name from The First Jermyn Corp. to First Liberty Bank Corp.

       (c)    Principles of Consolidation and Presentation

              The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (Company) include the accounts of First Liberty Bank Corp., The First National Bank of Jermyn, NBO National Bank, and First of Jermyn Realty Company, Inc. (inactive since inception). All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

              In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The material estimates that are particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses, the valuation of real estate owned and deferred tax assets.

       (d)    Risks and Uncertainties

              In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, investment securities, and mortgage-related securities available for sale.

              The Company and the Banks are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Banks also undergo periodic examinations by the regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

              In addition, the Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. While the
              Company believes it is acting prudently to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures, either internal or on the part of the Company's customers, could result in additional expense or loss to the Company.

       (e)    Cash and Cash Equivalents

              For purposes of reporting cash flows, cash and cash equivalents include cash due from banks and federal funds sold. Generally, federal funds are sold for periods ranging up to thirty days.

       (f)    Securities

              Securities include mortgage-backed securities, corporate bonds, and certain equity securities.

              Investments in securities that have a readily determinable fair value and investments in debt securities are classified into categories and accounted for as follows:

              o Debt securities that the Company positively intends to hold to maturity are classified as "held-to-maturity" and are reported at amortized cost.
              o Debt and equity securities purchased with the intention of selling them in the near future are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in net income.
              o Debt and equity securities not classified in either of the above categories are classified as "available-for-sale securities" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity.

              There were no securities classified as "trading" during 1998, 1997 or 1996.

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

       (g)    Loans

              Loans are stated net of unearned income (deferred fees and costs and unearned discount). Loan interest income is accrued using various methods which approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans.

              Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless collateral is sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover contractual principal and interest.

              The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in Northeastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition.

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

       (h)    Allowance for Loan Losses

              The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is in doubt. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans, based on periodic evaluations of the loan portfolio by management. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrowers' ability to pay, and other relevant matters.

              While management utilizes the latest available information to determine the potential for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions as well as adverse changes in the financial condition of borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

       (i)    Loans Held for Sale

              Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value.

       (j)    Bank Premises, Leasehold Improvements and Furniture and Equipment

              Premises and equipment are stated at cost less accumulated depreciation and amortization. Costs of major replacements, improvements, and additions are capitalized. Normal maintenance costs are expensed as incurred. Depreciation expense is computed on the straight-line basis over the estimated useful lives of the assets (ranging from 5 to 40 years), or for leasehold improvements, over the life of the related lease if less than the estimated useful life. Accelerated methods are used in depreciating certain assets for income tax purposes.

       (k)    Real Estate Owned

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

       (l)    Income Taxes

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

              FirstLiberty Bank Corp. and its subsidiaries file a consolidated Federal income tax return and the amount of income tax expense or benefit for each subsidiary is computed and allocated on a separate return basis.

       (m)    Customer List

              An intangible asset representing a customer list purchased is stated at cost less accumulated amortization and is included in other assets. Amortization expense is computed on the straight-line basis over the estimated useful life of the asset (seven years).

       (n)    Retirement Plans

              The First National Bank of Jermyn and NBO National Bank have retirement plans that cover substantially all employees. The provisions of SFAS No. 87, Employers' Accounting for Pensions, are utilized to calculate net pension cost.

       (o)    Earnings per Common Share

              The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Years ended December 31,
                                                                       1998          1997          1996
                                                                       ----          ----          ----
              Numerator:
                  Net income                                   $      4,001  $      5,120   $     5,070
                                                                ===========   ===========    ==========

              Denominator:
                  Denominator for basic earnings
                      per share-weighted average shares           1,579,640     1,573,837     1,573,680

              Effect of dilutive securities:
                  Employee stock options                             14,998        16,515         5,879
                                                                -----------   -----------   -----------

              Denominator for dilutive earnings per
                  share-adjusted weighted average
                  shares and assumed exercise                     1,594,638     1,590,352     1,579,559
                                                                  =========     =========     =========

              Basic earnings per share                       $         2.53   $      3.25$         3.22
                                                              ============= ============= =============

              Diluted earnings per share                     $         2.51   $      3.22$         3.21
                                                              ============= ============= =============

                                       29

2.     Segment Reporting

       First Liberty Bank Corp. has two reportable segments: The First National Bank of Jermyn and NBO National Bank. Both segments provide deposit and loan services to customers. FNBJ operates a branch bank network with six full-service banking offices and one loan production office. NBO operates a branch bank network with three full-service banking offices. Additionally, NBO offers trust services at its Scranton office. Both segments operate in Northeastern Pennsylvania.

       The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

       The Company's reportable segments have traditionally been two independent banks. NBO was acquired by the Company on June 30, 1998. The two segments will be managed separately until approximately February 1999, when management intends to integrate the two segments into one new segment to be called First Liberty Bank & Trust.

       The following table highlights income statement and balance sheet information for each of the banks at or for the years ended December 31, 1998 and 1997 (in thousands):


                                                 1998                                                1997
                                    FNBJ          NBO      Total                         FNBJ          NBO        Total

         Interest income       $  23,739    $  18,626  $  42,365                    $  22,600    $  18,716    $  41,316
         Interest expense         12,193       10,480     22,673                       11,288       10,287       21,575
         Net interest income      11,546        8,146     19,692                       11,312        8,429       19,741
         Total net income          2,251        1,750      4,001                        3,483        1,637        5,120
         Total assets            351,962      263,408    615,370                      325,737      259,314      585,051
         Total deposits          316,154      180,446    496,600                      292,110      192,692      484,802
         Total loans             223,671      153,185    376,856                      204,464      157,260      361,724

                                                                          1996
                                                            FNBJ             NBO        Total

                  Interest income                      $  22,722       $  17,217    $  39,939
                  Interest expense                        11,401           9,122       20,523
                  Net interest income                     11,321           8,095       19,416
                  Total net income                         3,504           1,566        5,070
                  Total asset                            321,563         255,133      576,696
                  Total deposits                         290,115         197,469      487,584
                  Total loans                            197,598         146,025      343,623


3.     Restrictions on Cash and Due from Banks

       The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amounts of those reserve balances approximated $980,000 and $952,000 in 1998 and 1997, respectively.

4.     Securities

       The amortized cost and fair value of securities is shown below (in thousands):

                                                                                   Gross        Gross
                                                     Amortized   Unrealized   Unrealized         Fair
                                                          Cost         Gains        Losses      Value

         Securities available for sale:
         December 31, 1998
              U.S. Treasuries                        $  22,105     $    174       $   --    $  22,279
              Municipal securities                      47,435        1,167         (27)       48,575
              Mortgage-backed securities and U.S.
                  government agencies                   70,364          164        (219)       70,309
              Collateralized mortgage obligations and
                      U.S. government agencies          49,554          166        (274)       49,446
              Marketable equity                          5,704           --           --        5,704
              Corporate obligations                        250           --           --          250
                                                         -----           --          ---       ------
                                                      $195,412       $1,671       $(520)     $196,563
                                                       =======        =====         ====      =======

         Securities available for sale:
         December 31, 1997
              U.S. Treasuries                        $  15,474        $  42       $  (4)    $  15,512
              Municipal securities                       5,658            5          (6)        5,657
              Mortgage-backed securities and U.S.       37,544          309         (34)       37,819
                  Government agencies
              Collateralized mortgage obligations and
                      U.S. government agencies          63,444          253        (525)       63,172
              Marketable equity                          1,287           --           --        1,287
              Corporate obligations                        319           --          (1)          318
                                                           ---           --          ---          ---
                                                      $123,726         $609         $570     $123,765
                                                       =======          ===          ===      =======

         Investment securities held
         to maturity:
         December 31, 1997
              U.S. Treasuries                          $27,180      $   408        $(17)      $27,571
              Municipal securities                      30,891          828           --       31,719
              Corporate obligations                      3,293           --           --        3,293
                                                         -----       ------          ---      -------
                                                       $61,364       $1,236        $(17)      $62,583
                                                        ======        =====          ===       ======

       Proceeds from sales of securities available for sale during the year ended December 31, 1998 were $10,095,000, resulting in gross realized gains of $192,000 and gross related losses of $145,000. Proceeds from sales of securities available for sale during the year ended December 31, 1997 were $41,727,000, resulting in gross realized gains of $72,000 and gross realized losses of $263,000. Proceeds from sales of securities available for sale during the year ended December 31, 1996 were $40,134,000, resulting in gross realized gains of $0 and gross related losses of $23,000.

       The amortized cost and fair value of securities at December 31, 1998 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Securities
                                        Available-for-sale
                                      Amortized
                                        Cost     Fair Value

         Within one year                $28,636     $28,779
         After one year but
              within five years          74,916      75,002
         After five years but
              within ten years           21,749      21,803
         After ten years                 64,407      65,275
         Marketable equity securities     5,704       5,704
                                      ---------   ---------
         Total                         $195,412    $196,563
                                       ========    ========

         Weighted average yield           5.85%       5.84%

4.      Continued

       At December 31, 1998 and 1997, securities with an amortized cost of approximately $22,035,000 and $26,924,000 (fair value of approximately $22,183,000 and $26,937,000), respectively, were pledged to secure public deposits as required or permitted by law.

       Accrued interest receivable on securities amounted to $2,051,000 and $2,362,000 at December 31, 1998 and 1997, respectively.

       On October 1, 1998, the Banks transferred certain held-to-maturity securities to the available-for-sale investment portfolio. The amortized cost of the transferred securities was approximately $60,295,000 with an unrealized gain net of taxes of approximately $725,000. This transfer was in accordance with a special reassessment provision contained within Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company as of October 1, 1998. The Banks did not sell any of the transferred securities, during the fourth quarter of 1998.

       The unamortized premiums on mortgage-related securities amounted to $497,000 and $460,000 as of December 31, 1998 and 1997, respectively. The unearned discount on mortgage-related securities amounted to $44,000 and $61,000 as of December 31, 1998 and 1997, respectively.


5.     Loans and Real Estate Owned Other than Bank Premises

       The following is a summary of the Company's loan portfolio on December 31, 1998 and 1997 (in thousands):

                                                                                    1998         1997


         Real estate - commercial and residential mortgage                      $235,608     $226,551
         Commercial, financial, and agricultural                                  67,659       64,822
         Installment loans                                                        67,323       64,321
         Real estate - construction                                                6,266        6,030
                                                                              ----------   ----------
              Total loans - gross                                               $376,856     $361,724

         Less unearned income                                                        941        1,130
         Allowance for loan losses                                                 4,618        4,562
                                                                             -----------  -----------
         Net loans                                                              $371,297     $356,032
                                                                                 =======      =======

       Accrued interest receivable on loans amounted to $1,863,000 and $1,882,000 at December 31, 1998 and 1997, respectively.

       A significant portion of the Company's loans are collateralized by residential and commercial real estate located in Northeastern
       Pennsylvania with a primary concentration in Lackawanna County. The Company's primary concentration of credit risk is related to the real estate market in the aforementioned area. The ultimate collectibility of most of the Company's loan portfolio is greatly affected by the economic conditions within Northeastern Pennsylvania. Management is not aware of any other significant concentrations of credit risk within its loan portfolio.

       Presented below are total nonaccruing loans of the Company at December 31, 1998, 1997, and 1996. Also shown is the approximate related amount of interest recorded as income and interest which would have been recorded as income had the loans been performing at the contractual terms for the years ended December 31, 1998, 1997, and 1996 (in thousands):


                                                                                    1998         1997       1996
                                                                                    ----         ----       ----

         Nonaccrual loans                                                         $1,740       $1,607     $4,449
         Interest income recorded                                                     68           43        114
         Interest income not recorded                                                147          137        315
                                                                                     ---          ---        ---

                                       32

5.      Continued

       At December 31, 1998 and 1997, the Company had impaired loans totaling approximately $979,000 and $966,000, respectively, all of which had a related allowance for impairment. At December 31, 1998 and 1997, the allowance for losses on impaired loans totaled $202,000 and $94,000, respectively. The average balance of impaired loans for 1998, 1997 and 1996 was $514,000, $715,000 and $1,584,000, respectively. There were no charge-offs or recoveries on impaired loans during either 1998, 1997, or 1996. The Bank recognizes interest income on impaired loans on a cash basis method. Total interest income recognized on impaired loans for the years ended December 31, 1998, 1997 and 1996, totaled $0, $0 and $24,000, respectively.

       The following table presents 1998 activity in the amounts due to the Banks from principal officers, directors and their related businesses in excess of $60,000. The indebtedness was incurred in the ordinary course of business, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (in thousands):

                                                                        1998
         Balance, at beginning of year                                 $5,326
         Additions                                                      4,174
         Repayments                                                    (2,364)
         Balance, at end of year                                       $7,136

       At December 31, 1998, 1997, and 1996 the Banks serviced loans for others of $7,485,000, $3,019,000, and $469,000, respectively.

       An analysis of real estate owned other than bank premises for 1998 and 1997 follows (in thousands):


                                                                                                    Year Ended
                                                                                                 1998       1997

         Balance, at beginning of year                                                           $953       $ 817
         Transfers from real estate - commercial and real estate loans category                   378       1,027
         Real estate sales                                                                       (586)       (746)
         Loss on disposition of real estate                                                      (266)       (145)
         Balance, at end of year                                                                 $479       $953
                                                                                                 ====       ====


6.     Allowance For Loan Losses

       A summary of the transactions in the Bank's allowance for loan losses is as follows (in thousands):

                                                                                    1998                  1997               1996
                                                                                    ----                  ----                ----

         Balance, January 1                                                         $4,562               $5,017
                                                                                                                              $4,787
         Losses charged to allowance                                                   777                1,307                  765
         Recoveries credited to allowance                                              293                  252
                                                                                                        -------              -------
                                                                                                                                 162
         Net charge-offs                                                               484                1,055                  603
         Provision charged to operations                                               540                  600
                                                                                                         ------               ------
                                                                                                                                 833

         Balance, December 31                                                       $4,618               $4,562               $5,017
                                                                                     =====                =====                =====

                                       33

7.     Bank Premises, Leasehold Improvements, and Furniture and Equipment

       A summary of the Company's bank premises, leasehold improvements, and furniture and equipment is as follows (in thousands):

                                                  December 31,
                                               1998         1997

         Land and buildings                 $  8,447    $  7,027
         Land under capitalized lease            302         302
         Bank premises and leasehold
              improvements
              under capitalized lease          2,260       2,866
         Furniture and equipment               6,471       5,305
                  Total at cost               17,480      15,500
         Less: Accumulated depreciation and
                  amortization                (7,173)     (6,366)
                                             -------  ----------
         Net bank premises, leasehold improvements
              and furniture and equipment   $ 10,307    $  9,134


8.     Deposits

       Deposits consist of the following major classifications (in thousands):

                                                                         At December 31,
                                                              1998                               1997
                                             Weighted                Percent      Weighted                Percent
                                              Average                     of      Average                      of
                                                 Rate       Amount     Total         Rate      Amount       Total


         NOW accounts                           1.51%      $22,089       4.5        1.62%   $  27,308         5.6
         Savings deposits                       2.02%       93,726      18.9        2.53%      93,135        19.2
         Other time deposits                    3.00%        2,022        .4        3.00%       2,026          .4
         Money Market accounts                  2.28%       28,979       5.8        2.28%      20,318         4.2
         Certificates of deposit                5.37%      294,512      59.3        5.54%     289,683        59.8
         Repurchase agreements                                  --        --                    3,704          .8
         Noninterest bearing demand                         55,272      11.1                   48,628        10.0
                                                        ----------   -------               ----------    --------
         Total deposits at end of period                  $496,600      100%                 $484,802        100%
                                                           =======  ========                  =======      ======

       While the certificates frequently are renewed at maturity rather than paid out, a summary of certificates of deposit greater than $100,000 by contractual maturity at December 31, 1998 and 1997 is as follows (in thousands):

                                                                                                 1998       1997
         Three months or less                                                                 $17,909    $20,859
         Over three months through twelve months                                               20,330     18,992
         Over one year through three years                                                     12,057      8,408
         Over three years                                                                       1,836      1,728
                                                                                             --------    -------
              Total                                                                           $52,132    $49,987
                                                                                               ======     ======

       Interest expense approximated $3,305,000, $2,839,000 and $2,809,000 for certificates of deposit greater than $100,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

9.     Capitalized Lease Obligation

       The Bank has capitalized a noncancelable lease for two office buildings that expires in the year 2004. The lease requires payment of property taxes, maintenance costs, and insurance on the properties.

       Future minimum payments, by year and in the aggregate, under the capitalized lease obligation are as follows (in thousands):

         1999                                            $ 155
         2000                                              155
         2001                                              155
         2002                                              155
         2003                                              155
         Thereafter                                        103
                                                           ---
         Total minimum lease payments                     $878
         Less amount representing interest                (217)
                                                           ---
         Present value of net minimum lease payments     $ 661
                                                          ====


10.    Employee Benefit Plans

       (a)    Employee 401(k) Savings Plan

              Certain subsidiaries of the Company maintain a qualified plan in which employees may participate. Participants in the plan may elect to direct a portion of their wages into investment accounts that include professionally managed mutual and money market funds. The principal and earnings thereon are tax deferred until withdrawn, generally. The Company does not match employee contributions.

       (b)    Postretirement Benefit

              The Company shares certain costs of providing health and life insurance benefits to retired employees (and their eligible dependents). Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

              The Company accounts for its obligations under the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that the costs of these benefits be recognized over an employee's active working career. In December 1998, the Company adopted SFAS No. 132, Employer's Disclosure About Pensions and Other Post Retirement Benefits, which standardized such disclosure requirements. The following disclosures are in accordance with SFAS No. 132.

              The following tables set forth FNBJ's pension plan's status as of and for the years indicated (in thousands):


              Change in benefit obligation:                                      1998         1997          1996
                                                                                 ----         ----          ----

                  Benefit obligation at beginning of year                      $6,107       $5,289        $4,804
                  Service cost                                                    298          216           183
                  Interest cost                                                   471          374           349
                  Actuarial loss (gain)                                         1,265          362           200
                  Benefits paid                                                 (146)        (134)         (131)
                  Plan amendments                                                  --           --         (116)
                                                                               ------       ------         ----
                  Benefit obligation at end of year                            $7,995       $6,107        $5,289
                                                                                =====        =====         =====

                                       35



              Change in plan assets:                                            1998          1997         1996
                                                                                ----          ----         ----

                 Fair value of plan assets at beginning of year               $6,529        $5,649        $4,894
                  Actual return on plan assets                                   814           806           700
                  Employer contributions                                          91           208           186
                  Benefits paid                                                 (146)        (134)         (131)
                                                                                -----        -----         -----
                      Fair value of plan assets at end of year                $7,288        $6,529        $5,649
                                                                                =====        =====        ======


              Funded status:
                  Funded (unfunded) status                                     $(707)         $422          $360
                  Unrecognized transition (asset) obligation                      42            45            49
                  Unrecognized net prior service cost (benefit)                  (94)         (102)         (109)
                  Unrecognized net (gain) loss                                   663          (339)          313
                                                                               ------         ----           ---
                      Net amount recognized                                   $  (96)          $26         $(13)
                                                                               ======           ==          ====

              Components of net periodic benefit cost:
                  Service cost                                                   $298         $216          $183
                  Interest cost                                                   471          374           349
                  Expected return on plan assets (gain) loss                     (553)        (419)         (362)
                  Amortization of transition (asset) obligation                     4            4             4
                  Amortization of prior service (benefit) cost                     (7)          (7)           (7)
                                                                                ------        ------          ---

                      Net periodic benefit cost                                   $213          $168        $167
                                                                                   ===           ===         ===

              Assumptions used to value the APBO:
                  Discount rate                                                  6.50         6.75          7.00
                  Expected long-term rate of return on assets                    8.50         7.50          7.50
                  Rate of compensation increases                                 4.50         4.50          4.50

              The following tables set forth NBO's pension plan's status as of and for the years indicated (in thousands):

              Change in benefit obligation:                                      1998         1997          1996
                                                                                 ----         ----          ----
                  Benefit obligation at beginning of year                      $1,164       $1,141      $    873
                  Service cost                                                    125          121           121
                  Interest cost                                                    85           67            64
                  Actuarial loss (gain)                                           187        (120)           108
                  Benefits paid                                                  (54)         (45)          (25)
                  Plan amendments                                                  --           --            --
                                                                               ------       ------      --------
                      Benefit obligation at end of year                        $1,507       $1,164        $1,141
                                                                                =====        =====        ======

              Change in plan assets:
                  Fair value of plan assets at beginning year                    $996         $712         $ 603
                  Actual return on plan assets                                    165          127            59
                  Employer contributions                                           69          202            75
                  Benefits paid                                                   (54)         (45)          (25)
                                                                                 ----         ----          ----
                      Fair value of plan assets at end of year                 $1,176         $996        $  712
                                                                                             =====           ===


              Funded status:
                  Funded (unfunded) status                                     $(331)       $(167)        $(429)
                  Unrecognized transition (asset) obligation                      (7)          (7)           (8)
                  Unrecognized net prior service cost (benefit)                   14           15            16
                  Unrecognized net (gain) loss                                    79           29           151
                                                                               -----         ----           ---
                      Net amount recognized                                  $  (245)         $188        $(270)
                                                                              =======          ===         =====

              Components of net periodic benefit cost:
                  Service cost                                                  $125         $121          $121
                  Interest cost                                                   85           68            65
                  Expected return on plan assets (gain) loss                     (85)         (68)           54
                  Amortization of transition (asset) obligation                   (1)          (1)           (1)
                  Amortization of prior service (benefit) cost                     1             1            1
                                                                                ----         -----         ----
                     Net periodic benefit cost                                $  125          $121         $132
-                                                                              =====           ===         ====


              Assumptions used to value the APBO:
                  Discount rate                                                  6.50         7.50          7.50
                  Expected long-term rate of return on assets                    8.50         8.50          8.50
                  Rate of compensation increases                                 4.50         4.00          6.00


11.    Income Taxes

       The components of income tax expense (benefits) are as follows (in thousands):


                                                                                    1998         1997       1996
                                                                                    ----         ----       ----

         Current - Federal                                                        $1,825       $1,429     $1,684
         Deferred - Federal                                                         (255)         308         59
                                                                                   -----      --------    ------

                                                                                  $1,570       $1,737     $1,743
                                                                                   =====        =====      =====

       A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

                                                                                    1998         1997       1996
                                                                                    ----         ----       ----

         Tax expense at 34% rate                                                  $1,894       $2,331    $2,316
         Interest from tax-exempt loans and investments, net                       (794)        (630)      (487)
         Nondeductible merger costs                                                  138           --         --
         Nontaxable distribution of life insurance policy                             --           --      (112)
         Other, net                                                                  332           36         26
                                                                                  ------       ------      -----
         Income tax expense                                                       $1,570        $1,737    $1,743



       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 in accordance with SFAS No. 109 are presented below (in thousands):

                                                                                                 l998       1997

        Deferred tax assets:
                  Unrealized losses on securities available for sale                           $   --   $     86
                  Allowance for loan losses                                                       984        907
                  Deferred loan fees                                                              349        332
                  Deferred directors fees                                                          77         77
                  Employee benefits                                                               231        214
                  Tax credit carryforwards                                                        645        635
                  Others, net                                                                     276        150
                                                                                               ------     ------
         Total gross deferred tax assets                                                       $2,562     $2,401
         Deferred tax liabilities:
                  Depreciation                                                                  (214)      (222)
                  Unrealized gains on securities
                      available for sale                                                        (392)        --

         Total gross deferred tax liabilities                                                   (606)       (222)
         Net deferred tax asset                                                               $1,956      $2,179

       Based on the Company's current and past taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1998. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

11.     Continued

       The  related  tax  effects   allocated   to  each   component   of  Other
       Comprehensive Income are as follows (in thousands):


                                       December 31, 1998             December 31, 1997               December 31, 1996
                                       -----------------             -----------------               -----------------
                                              Tax                             Tax                            Tax
                                 Before (Expense)      Net of    Before(Expense)       Net of  Before  (Expense)    Net of
                                    Tax        or         Tax       Tax        or         Tax     Tax        or        Tax
                                 Amount   Benefit      Amount    Amount   Benefit      Amount  Amount    Benefit    Amount

       Unrealized gains on
       securities:
           Unrealized holding
              gains arising
              during period        $335      (85)         250       986       250        736   (247)        63       (184)
           Add:  transfers from
              held to maturity to
              available for sale  1,142     (417)         725        --        --         --      --        --          --
           Less:  reclassification
              adjustment for gains
              (losses) realized in
              net income             71      (24)          47     (256)      (65)      (191)    (32)         9        (23)
                                -------     -----        ----     -----      ----      -----  ------       ---      ------
       Net unrealized gains      $1,406     (478)         928     1,242     (315)        927   (215)        54       (161)
                                  =====     =====         ===     =====     =====   ========   =====        ==       =====


12.    Stock Options Plan

       In connection with its acquisition of Upper Valley, the Company assumed stock options outstanding previously granted by Upper Valley under a stock option plan (Option Plan) for officers, directors and employees of the Company and its subsidiaries. The Option Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 68,900 awards may be granted under the Option Plan. At December 31, 1998, there were 28,525 shares available for future grants under the Option Plan.

       The Option Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, stock options). All awards are to be granted at not less than the market price of the Company's common stock on the date of the grant and expire no later than ten years from the grant date. In August 1995, the Board of Upper Valley granted options to purchase 40,375 shares at an exercise price of $33.38 per share, which are exercisable through July 2005. Options issued to members of Upper Valley's Board of Directors totaling 19,292 vested in 1996 and became exercisable. Options issued to officers totaling 21,083, of which 827 and 689 were subsequently forfeited in 1997 and 1996, respectively, vested in cumulative annual installments of 33 and 1/3% beginning on the first anniversary date of the grant. As a result of change in control provisions in the Option Plan, all options became immediately exercisable upon Upper Valley's merger with First Jermyn on June 30, 1998.

       A summary of the status of the Company's Stock Option Plans as of December 31, 1998, 1997 and 1996, and changes during the years then ending is presented below:


                                                          1998                      1997                       1996
                                                          ----                      ----                       ----

                                                     Weighted-                 Weighted-                  Weighted-
                                                       Average                   Average                    Average
                                     Shares      Exercise Price      Shares      Exercise PriceShares      Exercise Price

       Stock Options:
           Outstanding at beginning year   38,646      $ 33.38       39,748      $ 33.38       40,375        $33.38
           Granted                             --           --           --           --           --            --
           Exercised                     (13,172)        33.38        (413)        33.38           --            --
           Canceled                         (727)        33.38        (689)        33.38        (627)         33.38
                                       ----------                   -------                   -------
           Outstanding at end of year      24,747        33.38       38,646        33.38       39,748         33.38
           Exercisable at end of year      24,747                    32,337                    25,976

12.     Continued

       The Black-Scholes option pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 6.6%; expected option life of 10 years; and cash dividend yield of 2.0%.

       In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123. Had the grant-date fair-value provisions of SFAS No. 123 been adopted, the Company would have recognized $43,000 in 1998, $45,000 in 1997 and $149,000 in 1996 of
       compensation expense related to options granted in 1995 under its Option Plan. As a result, proforma net income of the Company would have been $3,958 in 1998, $5,075 in 1997 and $4,921 in 1996, and proforma diluted earnings per share would have been $2.48 in 1998, $3.19 in 1997 and $3.12 in 1996.

       The effects on proforma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.


13.    Infrequent Events

       Noninterest expense for 1998 included $1,098,000 of merger-related costs resulting from the Upper Valley acquisition, which were expensed in the second quarter of 1998.

       In 1997, the Company recognized $385,000 of benefits in noninterest income relating to the restructuring of deferred compensation plans of Upper Valley.

       Included in noninterest income in 1996 is a $600,000 gain on a legal settlement. Also included in 1996 noninterest income was $330,000 of proceeds from a split dollar life insurance policy.

       Included in noninterest expense for 1996 was an estimated $320,000 employee fidelity loss. Included in noninterest expense for 1997 was a $372,000 recovery which represented reimbursement under the Company's Fidelity Bond Insurance Policy for losses and related expenses.


14.    Commitments and Contingent Liabilities

       In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments include various commitments to extend credit. At December 31, 1998, approximate unused commitments were as follows (in thousands):

                      Revolving home equity lines                       $6,902
                      Real estate - mortgages                            7,915
                      Standby letters of credit                          1,217
                      Other                                             13,224
                                                                        -------
                           Total                                       $29,258

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

14.    Continued

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

       (a)    Legal Proceedings

              In the normal course of business,  various legal  proceedings  are incurred.  While it is  difficult  to  predict  or  determine  the ultimate outcome of such proceedings, in the opinion of management, there are no current proceedings against the Company which are expected to materially affect the Company's financial position, operating results and/or liquidity.


15.    Regulatory Matters

       The  Banks  are  subject  to  various  regulatory  capital   requirements
       administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which it is subject.

       As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' category. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

       15.     Continued

       The following table illustrates the consolidated levels of capital amounts and ratios for First Liberty BankCorp.(FLIB); First National Bank of Jermyn (FNBJ) and NBO National Bank (NBO):


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
As of December 31, 1998                    Amount      Ratio           Amount      Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets):
         FLIB                            $61,900        18.91%      $26,188       >8.00%      $32,735      >10.00%
                                                                                  -                        -
         FNBJ                             34,353        16.48%       16,674       >8.00%       20,843      >10.00%
                                                                                  -
         NBO                              27,542        17.25%       12,771       >8.00%       15,964      >10.00%
                                                                                  -

Tier I Capital (to Risk Weighted Assets):
         FLIB                             57,802        17.66%       13,094       >4.00%       19,641       >6.00%
                                                                                  -                         -
         FNBJ                             31,790        15.25%        8,337       >4.00%       12,506       >6.00%
                                                                                  -                         -
         NBO                              25,546        16.00%        6,386       >4.00%        9,578       >6.00%
                                                                                  -                         -

Tier I Capital (to Average Assets):
         FLIB                             57,802         9.44%       24,799       >4.00%       30,999       >5.00%
                                                                                  -                         -
         FNBJ                             31,790         9.06%       14,170       >4.00%       17,713       >5.00%
                                                                                  -                         -
         NBO                              25,546         9.77%       10,611       >4.00%       13,264       >5.00%
                                                                                  -                         -




                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
As of December 31, 1997                    Amount        Ratio       Amount        Ratio       Amount         Ratio

Total Capital (to Risk Weighted Assets):
         FLIB                             $58,978        17.06%      $27,658       >8.00%      $34,572      >10.00%
                                                                                   -                        -
         FNBJ                              32,980        17.82%       14,809       >8.00%       18,512      >10.00%
                                                                                   -                        -
         NBO                               25,422        15.90%       12,849       >8.00%       16,062      >10.00%
                                                                                   -                        -

Tier I Capital (to Risk Weighted Assets):
         FLIB                            $54,654         15.81%       13,829       >4.00%      $20,743      >10.00%
                                                                                   -                        -
         FNBJ                             30,661         16.56%        7,405       >4.00%       11,107      >10.00%
                                                                                   -                        -
         NBO                              23,556         14.80%        6,425       >4.00%       16,062      >10.00%
                                                                                   -                        -

Tier I Capital (to Average Assets):
         FLIB                             54,654          9.33%       23,562       >4.00%       29,452       >5.00%
                                                                                   -                         -
         FNBJ                             30,661          9.45%       13,134       >4.00%       16,418       >5.00%
                                                                                   -                         -
         NBO                              23,556          9.00%       10,428       >4.00%       13,035       >5.00%
                                                                                   -                         -


       Banking regulations limit the amount of dividends that may be paid without prior approval of the applicable regulatory agency. Under these limitations, the payment in any year by national banks is limited to the net profits (as defined by the regulations) for that year plus the retained net profits (as defined by the regulations) for the preceding two years. The Company and Bank are also subject to minimum capital levels which could minimize payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required. The limit on dividends by FNBJ and NBO to the Company as of December 31, 1998 was approximately $9,893,000.

       Federal bank laws and regulations prohibit FNBJ and NBO from extending credit to the Company in excess of its capital and surplus (as defined by the regulations). The Banks' limit on extension of credit to the Company was approximately $7,908,000 as of December 31, 1998.

16.     Parent Company Financial Statements


                  BALANCE SHEETS AT DECEMBER 31, 1998 AND 1997
                            (In Thousands of Dollars)

                                                                                                 1998       1997

         ASSETS:
              Investment in subsidiaries                                                      $58,646    $55,145
              Cash                                                                                  3        172
              Other assets                                                                        259        487
                                                                                           ----------  ---------
                  Total assets                                                                $58,908    $55,804
                                                                                              =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY:
              Dividends payable                                                             $      --  $     220
              Shareholders' equity                                                             58,908     55,584
                                                                                               ------     ------
                  Total liabilities and shareholders' equity                                  $58,908    $55,804
                                                                                              =======    =======




                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (In Thousands of Dollars)

                                                                                    1998         1997       1996
                                                                                    ----         ----       ----

         EARNINGS OF SUBSIDIARIES:
              Dividends received                                                  $2,170       $2,119     $1,925
              Undistributed net income                                             1,838        3,007      3,151
         Other expenses - net                                                          7            8          8
         Federal income tax benefit                                                   --            2          2
                                                                                --------   ---------- ----------
                                                                                  $4,001       $5,120     $5,070
                                                                                  ======       ======      ======



                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (In Thousands of Dollars)

                                                                                    1998         1997       1996
                                                                                    ----         ----       ----

         OPERATING ACTIVITIES
              Net income                                                          $4,001       $5,120     $5,070
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                      Equity in undistributed net income of subsidiaries         (1,838)      (3,007)    (3,151)
                      Depreciation                                                     7            7          7
                      Decrease in dividends payable                                (220)          --          --
                      Decrease in other assets, net                                  220            1         11
                           Net cash provided by operating activities               2,170        2,121      1,937
                                                                                 -------      -------    -------
         INVESTING ACTIVITIES:
              (Increase) decrease in investment in subsidiaries                     (734)         --          --

                           Net cash used in investing activities                    (734)         --          --
                                                                                 --------    -------      ------
         FINANCING ACTIVITIES:
              Dividends paid to shareholders                                     (2,179)      (2,119)    (1,925)
              Issuance of common stock                                               574           14         --
                                                                               ---------   ----------  ---------
                  Net cash used in financing activities                          (1,605)      (2,105)    (1,925)
                                                                                 -------      -------    -------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (169)          16         12
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             172          156        144
                                                                               --------     --------     --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                              $      3      $   172    $   156
                                                                               =========      =======    =======

17.     Disclosures About Fair Value of Financial Instruments

       The Company is required to provide disclosure about derivative financial instruments and the fair values of financial instruments. The Company does not presently invest in such derivative financial instruments and thus has no disclosure regarding such investments. The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values have estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

       Limitations

       Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

       The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. Also, the fair value of noninterest-bearing demand deposits, savings and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       (a)    Cash, Due From Banks and Federal Funds Sold

              For cash, due from banks, and federal funds sold the carrying amount is a reasonable estimate of fair value.

       (b)    Securities

              For  securities,   fair  value  equals  quoted  market  price,  if
              available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

       (c)    Loans

              Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type: commercial, commercial mortgages, construction, residential mortgages, and consumer. The fair value of residential mortgage loans are estimated using quoted market prices for sales of whole loans with similar characteristics such as repricing dates, product type, and

17.            Continued

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

         (d)  Deposit Liabilities

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

         (e)  Off-Balance Sheet Instruments

              The fair value of off-balance sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflect the present creditworthiness of the counterparties.

              The carrying amount and estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                                                     December 31,
                                                                          1998                        1997
                                                                 Carrying        Fair       Carrying         Fair
                                                                   Amount       Value         Amount        Value

       Financial assets:
              Cash and due from banks
                  and federal funds sold                        $  25,628   $  25,628      $  21,389  $    21,389
              Securities available for sale                       196,563     196,563        123,765      123,765
              Investment securities                                     -           -         61,364       62,583
              Loans, net                                          371,297     386,343        356,032      363,313
              Accounts receivable                                   3,914       3,914          4,244        4,244

         Financial liabilities:
              Deposits                                           $496,600    $494,866       $484,802     $484,824
              Other borrowed money                                 55,660      55,660         40,744       40,744
              Accounts payable                                      2,218       2,218          2,287        2,287

              The  fair  values  of  the  Banks'   off-balance  sheet  financial
              instruments at December 31, 1998 and 1997, are as follows (in thousands):

                                                                                     December 31,
                                                                            1998                      1997
                                                                 Contract        Fair       Contract         Fair
                                                                    Value       Value          Value        Value

         Off-balance sheet instruments:
                  Commitments to extend credit                    $14,817        $120        $15,190         $180
                  Standby letters of credit                         1,217          15            832           11
                  Other                                            13,224         174          2,173           32

                          Independent Auditors' Report


The Board of Directors
First Liberty Bank Corp.:

We have audited the accompanying consolidated balance sheets of The First Liberty Bank Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As described in Note 1, the consolidated financial statements of First Liberty Bank Corp. and subsidiaries for December 31, 1997 and 1996, were restated for the 1998 pooling-of-interests transaction with Upper Valley Bancorp, Inc. We did not audit the separate financial statements of Upper Valley Bancorp, Inc. for 1997 and 1996, which statements report total assets constituting 44% and total interest income constituting 43% and 42% respectively, of the related consolidated totals. Those statements were audited by other auditors whose report dated January 16, 1998, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Upper Valley Bancorp. Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Bank Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, First Liberty Bank Corp. adopted Statement of Financial Accounting Standard No.133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 1998.



/s/  KPMG LLP

Philadelphia, Pennsylvania

February 11, 1999