Form 10-Q
period 1999-03-31
FIRST LIBERTY BANK CORP
filed 1999-05-14
CIK 741562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

         Commission file number 0-133312


                            FIRST LIBERTY BANK CORP.
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

Yes X                      No __

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at May 6, 1999
                  -----                    --------------------------
Common stock, $1.25 par value                      1,605,512

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                      Page

PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS UNAUDITED:

         Consolidated Balance Sheets - March 31, 1999 and
                  December 31, 1998                                       1

         Consolidated Statements of Operations - Three Months
                  Ended March 31, 1999 and 1998                           2

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998              3

         Notes to Consolidated Financial Statements-
                  Three Months Ended March 31, 1999 and 1998 and
                  December 31, 1998                                       4

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           6

         ITEM 3.   Quantitative and Qualitative Disclosures
                  About Market Risk                                       13

PART II - OTHER INFORMATION                                               14

SIGNATURES                                                                15

PART I.   FINANCIAL INFORMATION
         Item I.  Financial Statements

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)
(unaudited)
                                                                                March 31,           December 31,
Assets                                                                            1999                 1998
--------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                          $52,962                20,628
Federal Funds sold                                                                10,000                 5,000
Securities available for sale                                                    167,230               196,563

Loans, gross                                                                     377,092               376,856
Less: Unearned discount and origination fees                                      (1,399)                 (941)
          Allowance for loan losses                                               (4,694)               (4,618)
          -----------------------------------------------------------------------------------------------------
Loans, net                                                                       370,999               371,297

Accrued interest receivable                                                        3,198                 3,914
Bank premises, leasehold improvements and furniture and equipment -net            11,192                10,307
Real estate owned other than bank premises                                           621                   479
Other assets                                                                       9,968                 7,182
--------------------------------------------------------------------------------------------------------------

Total assets                                                                    $626,170               615,370

Liabilities
Deposits:
   Noninterest-bearing demand                                                    $52,634                55,272
   Interest-bearing                                                              459,197               441,328
   -----------------------------------------------------------------------------------------------------------

Total deposits                                                                   511,831               496,600
--------------------------------------------------------------------------------------------------------------
Other borrowed money                                                              50,637                55,660
Accrued interest payable                                                           2,160                 2,218
Other liabilities                                                                  1,453                 1,984
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                566,081               556,462
--------------------------------------------------------------------------------------------------------------

Shareholders' Equity

Common stock, $1.25 par value, authorized 2,500,000 shares;
     Outstanding 1,605,512 shares and 1,602,342, shares respectively               2,007                 2,003
Surplus                                                                            6,007                 5,905
Retained earnings                                                                 51,954                50,435
Accumulated other comprehensive income                                               317                   761
Less treasury stock-at cost (15,205)                                                (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders equity                                                         60,089                58,908
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $      626,170               615,370
==============================================================================================================



FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands of dollars, except for per share information )
(unaudited)
                                                                                   Three months ended March 31,
                                                                                    1999                  1998
--------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                        $           7,410                 7,530
     Interest on interest bearing deposits                                           255                   100
     Interest and dividends on securities:
     Taxable                                                                       1,999                 2,225
     Exempt from Federal Taxes                                                       625                   539
     Interest of Fed Funds Sold                                                        9                   180

         Total interest income                                                    10,298                10,574
--------------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                                      4,711                 4,908
     Fed Funds Purchased                                                              --                    24
     Capitalized lease obligation and borrowed funds                                 697                   684
--------------------------------------------------------------------------------------------------------------

          Total interest expense                                                   5,408                 5,616
--------------------------------------------------------------------------------------------------------------

Net interest income                                                                4,890                 4,958
Provision for loan losses                                                            180                   135
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                4,710                 4,823
--------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                                        183                   179
     Gain/loss on sale of securities                                                  74                    28
     Trust                                                                           164                   131
     Other                                                                            31                    93
--------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                    552                   431
--------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits1,781                                                    1,681
     Net occupancy and furniture/equipment expenses                                  551                   606
     Data processing services                                                        115                   148
     Foreclosures and other real estate expense                                       56                    66
     Other expense                                                                   826                   866
--------------------------------------------------------------------------------------------------------------

         Total noninterest expense                                                 3,329                 3,367
--------------------------------------------------------------------------------------------------------------

Income before income tax provision                                                 1,933                 1,887
Income tax provision                                                                 415                   488
--------------------------------------------------------------------------------------------------------------

Net income                                                                         1,518                 1,399
--------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
     Unrealized gains/(losses) on securities                                                                --
     Unrealized holding (loss)/gain arising during the period                       (395)                  100
     Less reclassification adjustment for gains included in net income                49                    18
Comprehensive income                                                               1,074                 1,481
==============================================================================================================

Per share information
    Net income-basic                                                                  .96                   .89
    Net income-diluted                                                                .95                   .88



FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)
(unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended March 31,
                                                                                        1999   1998


Operating activities:
     Net income                                                            $           1,518           1,399
Adjustments to reconcile net income to net cash (used) provided by
         Operating activities:
               Provision for loan losses                                                 180             135
               Depreciation and amortization of investment securities,  bank
                  premises, leasehold improvements and furniture and equipm205           231
                Increase in interest receivable and other assets                      (1,918)           (217)
               (Decrease)/Increase in interest payable and other liabilities            (589)            153
------------------------------------------------------------------------------------------------------------

Net cash (used) provided by operating activities                                        (604)          1,701
------------------------------------------------------------------------------------------------------------

Investing activities:

     Purchase of securities held to maturity                                              --         (13,684)
     Proceeds from maturities of securities                                           22,738          35,517
     Purchases of securities available for sale                                       (6,000)        (27,131)
     Proceeds from sales of securities available for sale                             12,000              --
     Net (increase) decrease in loans                                                   (116)            539
     Purchase of bank premises, leasehold improvements and
                  furniture and equipment-net                                         (1,090)            (65)
     Sales of assets acquired through foreclosure, net                                    92             311
------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                                      27,624          (4,513)
-------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in deposits                                                         15,231          12,784
     Repay Fed Funds Purchased                                                        (5,000)             --
     Principal payments on capitalized lease obligation                                  (23)            (21)
     Borrowed funds                                                                       --               7
     Proceeds of stock issued through exercise of options                                106           6,349
     Dividends paid                                                                      ---            (220)
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                             10,314          18,899
------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                 37,334          16,087
Cash and cash equivalents at beginning of period                                      25,628          21,562
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $          62,962          37,649
============================================================================================================

Cash paid during the period:
     Interest                                                              $           5,466           5,367
     Federal income taxes                                                                494             514
============================================================================================================

Noncash transactions
     Net unrealized (loss) gain on securities available for sale, net of tax $          (444)             82
     Transfers of loans to real estate owned other than bank premise                     234              63
============================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         Business

         The  Company's  principal  subsidiary,  First Liberty Bank & Trust (the
         Bank), conducts business from its branch bank system located in Lackawanna County, Pennsylvania. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

         Principles of Consolidation

         On February 16, 1999, the Company merged its two principal subsidiaries , The First National Bank of Jermyn and NBO National Bank, under the name First Liberty Bank & Trust. Concurrent with this merger, the Company converted the charter of the Bank to a State chartered commercial bank subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands)

                                                                                       3 months ended March 31
                                                                                        1999              1998
                                                                                        ----              ----

Numerator:
         Net income                                                             $       1,518       $      1,399

Denominator:
         Denominator for basic earnings
         per share weighted average
         shares                                                                         1,588              1,572

Effect of dilutive securities:
         Employee stock options                                                            13                 18
Denominator for diluted earnings
         per share adjusted weighted
         average shares and assumed
         exercise                                                                       1,601              1,590

Basic earnings per share                                                                 .96                 .89

Diluted earnings per share                                                               .95                 .88



Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the three months ended March 31, 1999 was $1,518,000 or $ .95 per diluted share compared to $1,399,000 and $.88 per diluted share for the same three-month period in the preceding year. The increase in net income was primarily attributable to an increase in noninterest income, as well as decreases in noninterest expense and the federal income tax provision.

The Company recorded an annualized return on average assets of 1.00 % for the three-month period ending March 31, 1999, compared to .95% for the same period in 1998. Return on average equity of 10.43% was recorded for the three-month period ended March 31, 1999, compared to 10.18% for the same period in 1997.

At March 31, 1999, the Company had total assets of $626 million compared to $615 million at December 31, 1998. The increase in total assets was driven by a $32.4 million increase in cash and due from banks, and a $5.0 million increase in federal funds sold, which were primarily funded by a $15.2 million increase in deposits and a $29.4 million decrease in securities available for sale.

The Company is susceptible to a continued  increasing  interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company's wholly owned subsidiary, First Liberty Bank & Trust, is one of the largest community banks in Northeastern Pennsylvania. The Company intends to increase its market penetration through, among other things, the opening of de novo branches.

Financial Condition

Cash and Due From Banks and Federal Funds Sold

Cash and due from banks increased approximately $32.4 million to $53.0 million at March 31, 1999 from $20.6 million at December 31, 1998 as the company invested excess liquidity with the Federal Home Loan Bank of Pittsburgh. Federal funds sold increased to $5.0 million at March 31, 1999 from $5.0 million at December 31, 1998 due to normal fluctuations resulting from the conduct of customer business.

Securities

Securities available for sale have decreased $29.4 million or 14.9 % to $167.2 million from $196.6 million at December 31, 1998. This decrease was primarily driven by the maturity of $22.7 million of securities.

Loans Receivable, Net

Aggregate loans receivable totaled $371.0 million at March 31, 1999, a decrease of $0.3 million from $371.3 million at December 31, 1998. The mix of loans is substantially unchanged at those dates.

Non-Performing Assets

The Company's total non-performing assets was relatively constant at approximately $2.7 million or 0.4% of total assets at March 31, 1999 and December 31, 1998. Loans greater than ninety days delinquent but still accruing decreased from $445,000 at December 31, 1998 to $83,000 at March 31, 1999. However, nonaccrual loans increased approximately $218,000 to $1,958,000.

Real estate owned, increased from $479,000 as of December 31, 1998 to $621,000 as of March 31, 1999, due to three foreclosed residential properties transferred into real estate owned. There were no significant gains or losses on the sale of real estate owned during the quarters ended March 31, 1999 and 1998.


                                                           3/31/99                       12/31/98
         Nonaccrual                                      1,958,000                       1,740,000

         Loans 90 days or more delinquent                  83,000                          445,000

         Restructured                                          ---                             ---
                                                        ----------                       ---------

             Total non-performing loans                 $2,041,000                      $2,185,000

         Real estate owned other than

             Bank premises                                 621,000                         479,000
                                                           -------                         -------

             Total non-performing assets                $2,662,000                      $2,664,000


At March 31, 1999, the Company's allowance for loan losses amounted to $4.69 million or 1.24% of gross loans receivable. At December 31, 1998, the Company's allowance for loan losses was $4.62 million or l.23% of gross loans receivable.

Deposits

Deposits increased $15.2 million or 3.1% from $496.6 million at December 31, 1998 to $511.8 million at March 31, 1999. The increase in deposits was primarily due to an increase in Certificate of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

Equity

At March 31, 1999, total equity was $60.1 million or 9.6% of total assets compared to $58.9 million or 9.6 % of total assets as of December 31, 1998. Total equity increased primarily due to the retention of net income during the intervening period.

Results of Operations

Net Income

The Company's net income was $1,518,000 for the three months ended March 31, 1999, compared to $1,399,000 recorded in the comparable prior period. In a competitive rate environment, the Company was able to substantially maintain its level of core earnings as net interest income before provision for loan losses approximated $4.9 million for the three months ended March 31, 1999 compared to $5.0 million for the three months ended March 31, 1998. The Company was able to increase the level of noninterest income by $121,000 to $552,000 for the period ending March 31, 1999, while noninterest expense decreased to $3.3 million for the three months ended March 31, 1999, compared to $3.4 million for the comparable prior period.

Net Interest Income

Net interest income before provision for loan losses amounted to $4.9 million for the three-month periods ended March 31, 1999 versus $5.0 million for the three months ended March 31,1998. A lower interest rate environment lead to decreases in both interest income and interest expense for 1999 compared to 1998.

Total interest income decreased by $276,000 or 2.6% to $10,298,000 for the three month period ended March 31, 1999 from $10,574,000 during the comparable prior period. The average interest-earning assets increased $14,105,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. However, this was partially offset by a 16 basis point decline in the yield earned on average interest-earning assets during the three months ended March 31, 1999 compared to the 1998 period.

Total interest expense decreased by $208,000 or 3.7% to $5,408,000 for the three months ended March 31, 1999 from $5,616,000 for the comparable prior period. The decrease was due to a decrease in interest expense associated with deposits. The average balance of deposits increased by $11,245,000 during the three months ended March 31, 1999, compared to the comparable 1998 period. However, the increased volume of deposits was offset by a 25 basis point decrease in the average rates paid for the three months ended March 31, 1999 over the comparable 1998 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the

Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 1999, the provision for loan losses amounted to $180,000, an increase of $45,000 compared to $135,000 for the three months ended March 31, 1998.

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

Noninterest Income

Noninterest income for the period ending March 31, 1999 increased approximately $121,000 to $552,000 from the comparable prior period, primarily due to a $46,000 increase in gains on the sale of securities and growth in the Company's trust business generating a $33,000 increase in trust fee income.

Noninterest Expenses

Noninterest expenses for the period ending March 31, 1999 decreased approximately $38,000 from the comparable prior period. Salary and benefits increased $100,000 as a result of employee raises. Net occupancy expense decrease by $55,000; data processing decreased by $33,000; and other expense decreased by $40,000 over the prior period as a result of efficiencies gained from the Company's recent merger with Upper Valley Bancorp.

Income Taxes

Income tax expense totaled $415,000 for the three-month period ended March 31, 1999 compared to $488,000 for the comparable prior period. These amounts resulted in effective tax rates calculated at 21.5% and 25.9%, respectively. The 1999 effective tax rate decrease primarily due to implementation of the Company's tax strategy, including increasing tax-exempt income as a percentage of total net income through investments in tax-exempt securities and bank owned life insurance as well as low income housing credits.

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

Shareholders' equity increased $1,181,000 to $60,089,000 at March 31, 1999. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at March 31, 1999, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 17.30% at March 31, 1999. The Company's Tier 1 risk-based capital ratio was 16.05% at March 31, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it.
The Company's leverage ratio was 9.61% at March 31, 1999.

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

At March 31, 1999, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 17.30%, 16.05% and 9.61%, respectively.

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

The results of this rate shock analysis as of March 31, 1999 are as follows:

 Change in Rate            Net Interest Income Change (After tax, in thousands)
 --------------           ----------------------------------------------------
      +300                                      (1,179)
      +200                                        (776)
      +100                                        (367)
      -100                                         201
      -200                                         270
      -300                                         380

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

Costs of Year 2000

Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding costly Year 2000 issues. The Company estimates expenditures associated with Year 2000 at $125,000 (all of which is for capital expenditures) during the year ending December 31, 1999, with approximately $45,000 amortized in that same year and the remainder amortized in subsequent fiscal years.

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

Risk of Year 2000

The Year 2000 issue presents potential risks of uncertain magnitude. The risks arise both with regard to systems purchased by the Company through third party vendors as well as those outside the control of the Company, such as with ATM networks or credit card processors. These failures may cause delays in the ability of customers to access their funds through automated teller machines, point of sale terminals at retail locations, or other shared networks. The Year 2000 issue also poses the potential risk for business disruption due to a mission critical software system failure, which could result in inaccurate interest payment calculations, credit transactions, or record-keeping. The Company and the banking regulators are closely monitoring the progress of First Liberty Bank & Trust's major third party vendors and, to date, the Company is satisfied with their progress. However, if the Company, its customers, or vendors are unable to resolve Year 2000 issues in a timely manner, it could result in a material financial risk.

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

A business resumption contingency plan is currently under development with a target completion date of June 1999. The resumption contingency plan will calculate a risk factor for each core business line and\or project. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

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

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
March 31, 1999



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

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    None

                     (b):           Reports on Form 8-K:
                                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
March 31, 1999




         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE FIRST JERMYN CORP.
                                                 (Registrant)


         Date        May 13, 1999           By/s/   William M. Davis
                     ------------                   --------------------
                                                    William M. Davis
                                                    Chairman, President and
                                                    Director
                                                   (Principal Executive Officer)

         Date        May 13,1999           By /s/   Donald J. Gibbs
                     ------------                   --------------------
                                                    Donald J. Gibbs
                                                    (Principal Financial Officer
                                                    And Treasurer)