Form 10-Q
period 1999-06-30
FIRST LIBERTY BANK CORP
filed 1999-08-12
CIK 741562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

Yes X                      No __

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at June 30, 1999
           -----                            ----------------------------
Common stock, $1.25 par value                         1,606,262

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                             Page

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - June 30, 1999 and
                  December 31, 1998                                           1

         Consolidated Statements of Income - Three Months and Six Months
                  Ended June 30, 1999 and 1998                                2

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998                     3

         Notes to Consolidated Financial Statements                           4
                  Six Months Ended June 30, 1999 and 1998
                  and December 31, 1998

ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               6

ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         13

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15

PART I.   FINANCIAL INFORMATION
         Item I.  Financial Statements


FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

                                                                                June 30,              December 31,
Assets                                                                           1999                    1998
-----------------------------------------------------------------------------------------------------------------


Cash and due from banks                                                          $14,921                20,628
Federal funds sold                                                                   -0-                 5,000
Securities available for sale                                                    209,997               196,563

Loans, gross                                                                     387,145               376,856
Less: Unearned discount and origination fees                                        (781)                 (941)
          Allowance for loan losses                                               (4,782)               (4,618)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                       381,582               371,297

Accrued interest receivable                                                        3,616                 3,914
Bank premises, leasehold improvements and furniture and equipment -net            12,036                10,307
Real estate owned other than bank premises                                           527                   479
Other assets                                                                      10,975                 7,182
--------------------------------------------------------------------------------------------------------------

Total assets                                                                    $633,654               615,370

Liabilities

Deposits:
   Noninterest-bearing demand                                                    $57,794                55,272
   Interest-bearing                                                              463,823               441,328
--------------------------------------------------------------------------------------------------------------

Total deposits                                                                   521,617               496,600
--------------------------------------------------------------------------------------------------------------
Other borrowed money                                                              50,614                55,660
Accrued interest payable                                                           2,395                 2,218
Other liabilities                                                                  1,279                 1,984
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                575,905               556,462
--------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Issued 1,606,262 and 1,602,342 respectively shares                            2,008                 2,003
Surplus                                                                            6,031                 5,905
Retained earnings                                                                 52,220                50,435
Accumulated other comprehensive income                                            (2,314)                  761
Less treasury stock-at cost (15,205 shares)                                         (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        57,749                58,908
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $      633,654               615,370
==============================================================================================================




FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)

                                                     Three months                            Six months
                                                    Ended June 30                           Ended June 30
                                              1999               1998                    1999               1998
------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans       $         7,512              7,601                  14,922              15,131
   Interest on interest bearing deposits        167                107                     422                 207
   Interest and dividends on securities:
     Taxable                                  2,299              2,203                   4,298               4,428
     Non-Taxable                                576                589                   1,201               1,128
  Interest on federal funds sold                 63                164                      72                 344
------------------------------------------------------------------------------------------------------------------

Total interest income                        10,617             10,664                  20,915              21,238
------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                 4,860              4,987                   9,571               9,895
     Fed Funds Purchased                          3                  1                       3                  25
     Other borrowed money                       702                705                   1,399               1,389
------------------------------------------------------------------------------------------------------------------

Total interest expense                        5,565              5,693                  10,973              11,309
------------------------------------------------------------------------------------------------------------------

Net interest income                           5,052              4,971                   9,942               9,929
Provision for loan losses                       180                135                     360                 270
------------------------------------------------------------------------------------------------------------------

Net interest income after provision
  for loan losses                             4,872              4,836                   9,582               9,659
------------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                   161                183                     344                 371
     Gains on sale of securities                 13                  4                      87                  32
     Trust                                      173                116                     337                 247
     Other                                      194                108                     325                 192
------------------------------------------------------------------------------------------------------------------

Total noninterest income                        541                411                   1,093                 842
------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                    1,762              1,776                   3,543               3,457
     Net occupancy and furniture/
     equipment expenses                         618                586                   1,169               1,195
     Data processing services                    81                152                     196                 307
     Merger related costs                       ---              1,081                      --               1,098
        Other expenses                          978              1,010                   1,860               1,917
------------------------------------------------------------------------------------------------------------------

Total noninterest expense                     3,439              4,605                   6,768               7,974
------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision    1,974                642                   3,907               2,527
Income tax provision                            435                403                     850                 891
------------------------------------------------------------------------------------------------------------------

Net income                                    1,539                239                   3,057               1,636
------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
   Unrealized gains on securities
       Unrealized holding (loss)/gain
           arising during the period         (2,622)                36                  (3,018)                 25
       Less reclassification adjustment
           for gains included in net income      (9)               (13)                    (57)                 80
 Comprehensive income               $        (1,092)               262                     (18)              1,741
-=================================================================================================================

Per share information
    Net income-basic                             .97               .15                     1.92               1.04
    Net income-diluted                           .96               .15                     1.91               1.03


 FIRST LIBERTY BANK CORP. AND  SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

                                                                                       Six months ended June 30
                                                                                     1999               1998
                                                                                     ----               ----


Operating activities:
    Net income                                                                     $3,057              $1,636
    Adjustments to reconcile net income to net cash provided by
          operating activities   :
               Gains on sales of securities                                           (87)                (32)
              Provision for loan losses                                               360                 270
              Depreciation and amortization of investment securities, bank premises, leasehold improvements and furniture
                        and equipment                                                 483                 441
               Decrease/(Increase) in interest receivable and other assets         (1,661)              1,175
               (Decrease)/Increase in interest payable and other liabilities         (528)               (126)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           1,624               3,364
-------------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of securities held to maturity                                         ---             (12,426)
     Proceeds from maturities of securities                                        41,109              51,303
    Purchases of securities available for sale                                    (72,540)            (45,230)
    Proceeds from sales of securities available for sale                           13,175                  --
     Net increase in loans                                                        (11,076)            (12,772)
    Purchases of bank premises, leasehold improvements and
              Furniture and equipment-net                                          (2,212)               (287)
    Sales of assets acquired through foreclosure, net                                 383                 623
-------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (31,161)            (18,789)
--------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in deposits                                                      25,017              13,371
     Borrow (repay) Fed Funds Purchased                                            (5,000)             10,000
    Principal payments on capitalized lease obligation                                (46)                (42)
    Borrowed funds                                                                      --                 --
    Proceeds of stock issued thru exercise options                                    131                 164
    Dividends paid                                                                 (1,272)             (1,060)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          18,830              22,433
-------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                             (10,707)              7,008
Cash and cash equivalents at beginning of period                                   25,628              21,389
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         14,921              28,397
=============================================================================================================

Cash paid during the period:
     Interest                                                               $      10,796              10,983
     Federal Income Taxes                                                             877                 796
-------------------------------------------------------------------------------------------------------------

Noncash transactions:
     Transfer of loans to real estate owned other than bank premise         $         431                 331
     Net unrealized gain on securities available for sale, net of tax       $      (3,075)                105
=============================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         Business

         The  Company's  principal  subsidiary,  First Liberty Bank & Trust (the
         Bank), conducts business from its branch bank system located in Lackawanna and Luzerne Counties, Pennsylvania. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands)

                                                3 months ended June 30                 6 months ended June 30
                                              1999                    1998          1999                    1998
                                              ----                    ----          ----                    ----

Numerator:
         Net Income                    $      1,539        $         239     $     3,057        $       1,636
                                              =====                  ===           =====                =====

Denominator:
         Denominator for basic
         earnings per weighted
         average shares                       1,591                1,579           1,589                1,579

Effect of diluted securities:
         Employee Stock options                  12                   15              13                   15
                                                 --                   --              --                   --
Denominator for diluted earnings
         per share adjusted weighted
         average shares and assumed
         exercise                             1,603                1,594           1,602                1,594

Basic earnings per share                        .97                  .15            1.92                 1.04
Diluted earnings per share                      .96                  .15            1.91                 1.03

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the six months ended June 30, 1999 was $3,057,000 or $1.91 per diluted share compared to $1,636,000 and $1.03 per diluted share for the same six-months period in the preceding year. The increase in net income was primarily attributable to an increase in noninterest income, as well as decreases in noninterest expense and the federal income tax provision.

The Company recorded an annualized return on average assets of .99% for the six-month period ending June 30, 1999, compared to .84 % for the same period in 1998. Return on average equity of 10.40% was recorded for the six-month period ended June 30, 1999, compared to 8.95% for the same period in 1998.

At June 30, 1999, the Company had total assets of $634 million compared to $615 million at December 31, 1998. The increase in total assets was driven by a $10.3 million increase in net loans and a $13.4 million increase in securities available for sale, which were primarily funded by a $25.0 million increase in deposits.

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

Financial Condition

Cash and Due From Banks and Federal Funds Sold

Cash and due from banks decreased approximately $5.7 million to $14.9 million at June 30, 1999 from $20.6 million at December 31, 1998 as the company utilized excess liquidity to pay down other borrowed money. Federal funds sold decreased to zero at June 30, 1999 from $5.0 million at December 31, 1998 due to normal fluctuations resulting from the conduct of customer business.

Securities

Securities available for sale have increased $13.4 million or 6.8% to 210.0 million from $196.6 million at December 31, 1998. This increase was primarily driven by investing the funding created by growth in the Company's deposit base which was in excess of loan demand.

Loans Receivable, Net

Aggregate loans receivable totaled $381.6 million at June 30, 1999, an increase of $10.3 million from $371.3 million at December 31, 1998. The mix of loans is substantially unchanged at those dates.

Non-Performing Assets

The Company's total non-performing assets decreased approximately $585,000 to $2.1 million or 0.3% of total assets at June 30, 1999 as compared to $2.7 million or 0.4% of total assets at December 31, 1998. Loans greater than ninety days delinquent but still accruing decreased from $445,000 at December 31, 1998 to $121,000 at June 30, 1999. Nonaccrual loans decreased approximately $633,000 to $1,552,000.

Real estate owned, increased from $479,000 as of December 31, 1998 to $527,000 as of June 30, 1999, due to six foreclosed residential properties transferred into real estate owned. There were no significant gains or losses on the sale of real estate owned during the quarters ended June 30, 1999 and 1998.


                                                             6/30/99                            12/31/98

Nonaccrual                                                  1,431,000                          1,740,000

Loans 90 day or mor delinquent                                121,000                            445,000

                                                          ------------                        ----------
         Total non-performing                               1,552,000                          2,185,000


Real estate owned other than

         Bank premises                                        527,000                            479,000
                                                           ------------                       -----------
         Total non-performing assets                        2,079,000                          2,664,000

At June 30, 1999, the Company's allowance for loan losses amounted to $4.8 million or 1.24% of gross loans receivable. At December 31, 1998, the Company's allowance for loan losses was $4.6 million or 1.23% of gross loans receivable. The allowance for loan losses as of June 30, 1999 has been deemed adequate by management. The allowance is maintained at a level adequate to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified levels.

Deposits

Deposits increased $25.0 million or 5.0% from $496.6 million at December 31, 1998 to $521.6 million at June 30, 1999. The increase in deposits was primarily due to an increase in Certificate of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

Equity

At June 30, 1999, total equity was $57.7 million or 9.1% or total assets compared to $58.9 million or 9.6% of total assets as of December 31, 1998. Total equity decreased primarily due to a $3.1 million decrease in accumulated other comprehensive income resulting from an increase in interest rates causing unrealized losses in the available for sale securities portfolio. This decrease was partially offset by an increase in retained earnings due to the retention of net income during the intervening period.

Results of Operations

Net Income

The Company's net income for the three months ended June 30, 1999 increased to $1,539,000 compared to 239,000 for the three months ended June 30, 1998 primarily due to the recognition in the second quarter of 1998 of expenses related to completion of the Company's June 1998 acquisition of Upper Valley Bancorp.

The Company's net income was $3,057,000 for the six months ended June 30, 1999, compared to $1,636,000 recorded in the comparable prior period. In a competitive rate environment, the Company was able to substantially maintain its level of core earnings as net interest income before provision for loan losses approximated $9.9 million for the six months ended June 30, 1999 and June 30, 1998. The Company was able to increase the level of noninterest income by $251,000 to $1,093,000 for the six months ending June 30, 1999, while noninterest expense decreased to $6.8 million for the six months ended June 30, 1999, compared to $8.0 million for the comparable prior period primarily due to the aforementioned acquisition expenses.

Net Interest Income

Net interest income before provision for loan losses amounted to $5.1 million and $9.9 million for the three-month and six-month periods ended June 30, 1999 versus $5.0 million and $9.9 million for the six months ended June 30, 1998. A competitive interest rate environment lead to decreases in both interest income and interest expense for 1999 compared to 1998.

Total interest income decreased to $10.6 million and $20.9 million for the three and six month periods ended June 30, 1999 from $10.7 million and $21.2 million during the comparable prior periods. The average interest-earning assets increased $ 17.9 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. However, this was partially offset by a 31 basis point decline in the yield earned on average interest-earning assets during the six months ended June 30, 1999 compared to the 1998 period.

Total interest expense decreased to $5.6 million and $11.0 million for the three and six months ended June 30, 1999 from $5.7 million and $11.3 million for the comparable prior period. The decrease was due to a decrease in interest expense associated with deposits. The average balance of deposits increased by $10.4 million during the six months ended June 30, 1999, compared to the comparable 1998 period. However, the increased volume of deposits was offset by a 23 basis point decrease in the average rates paid for the six months ended June 30, 1999 over the comparable 1998 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The provision for loan losses as $180,000 for the three months ended June 30, 1999 compared to $135,000 for the three months ended June 30, 1998. For the six-month period ended June 30, 1999, the provision for loan losses amounted to $360,000, an increase of $90,000 compared to $270,000 for the six months ended June 30, 1999.

Although management utilizes its best judgement in providing for potential losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements of information which is available to them at the time of their examination.

Noninterest Income

Noninterest income for the three and six month periods ending June 30, 1999 was $541,000 and $1,093,000 compared to $411,000 and $842,000 for the same periods in the prior year. These increases were primarily the result of growth in the Company's trust business, generated a $90,000 increase in trust fee income for the six months ended June 30, 1999. Other noninterest income increased by $133,000 for the six months ended June 30, 1999 compared to 1998 as a result of increases in the cash surrender value of bank owned life insurance.

Noninterest expenses for the three and six-month periods ending June 30, 1999 decreased to $3,439,000 and $6,768,000 from the $4,605,000 and $7,974,000 for the comparable prior period. The largest contributing factor to the decrease was $1,081,000 of merger related expenses in the second quarter of 1998. Salary and benefits increased $86,000 for the six month period as a result of employee raises. Net occupancy expense decreased by $26,000; data processing decreased by $111,000; and other expense decreased by $57,000 over the prior six month period as a result of efficiencies gained from the Company's recent merger with Upper Valley Bancorp.

Income Taxes

Income tax expense totaled $435,000 and $850,000 for the three and six-month periods ended June 30, 1999 compared to $403,000 and $891,000 for the comparable prior periods. These amounts resulted in effective tax rates calculated at 22% for the three and six month periods ended June 30, 1999 compared to 63% for the three months ended June 30, 1998 and 35% for the six months ended June 30, 1998. The 1999 effective tax rate decrease is primarily due to merger related costs incurred in 1998 which were not tax deductible as well as implementation of the Company's tax strategy, including increasing tax-exempt income as a percentage of total net income through investments in tax-exempt securities, bank owned life insurance, and low income housing credits.

Liquidity & Capital Adequacy

The Company's primary source of funds on long term and short term basis are deposits, principal and interest payments on loan, mortgage backed securities, and FHLB advances. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit out flows.

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

Shareholders'  equity  decreased  $1,159,000  to  $57,749,000  at June 30,  1999 primarily as a result of decreases in the Company's accumulated other comprehensive income. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk- based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at June 30, 1999, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 17.30% at June 30, 1999. The Company's Tier 1 risk-based capital ratio was 16.05% at June 30, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.61% at June 30, 1999.

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

At June 30, 1999, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 17.30%, 16.05% and 9.61%, respectively.

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

The results of this rate shock analysis as of June 30, 1999 are as follows:

          Change in Rate   Net Interest Income Change (After tax, in thousands)
          --------------   ----------------------------------------------------
                +300                         (2,388.30)
                +200                         (1,581.40)
                +100                           (783.70)
                -100                            543.60
                -200                            844.30
                -300                            979.50

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

Company's State of Readiness

The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by September 30, 1999.

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

 The Company does not expect any Year 2000 expenditures beyond 1999. With assistance from its third party vendors, the Company is utilizing internal staff to perform Year 2000 compliance work, including internal Information Systems staff.

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

A contingency plan will be developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs, and non- computer related systems. The contingency plan will identify scheduled completion dates, test dates and trigger dates.

A business resumption contingency plan was developed with the completion date of June 15, 1999. The resumption contingency plan will calculate a risk factor for each core business line and\or project. Based upon the calculated risk factor, such business resumption contingency plan will be designed and tested.

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

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
June 30, 1999



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

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    None

                     (b):           Reports on Form 8-K:
                                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
June 30, 1999




         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FIRST JERMYN CORP.
                                  (Registrant)


         Date        August 10, 1999           By /s/    William M. Davis
                     ---------------                 --------------------
                                               William M. Davis
                                               Chairman, President and
                                               Director
                                               (Principal Executive Officer)

         Date        August 10, 1999           By /s/   Donald J. Gibbs
                     ---------------                 ------------------
                                               Donald J. Gibbs
                                               (Principal Financial Officer
                                               And Treasurer)