Form 10-Q
period 1999-09-30
FIRST LIBERTY BANK CORP
filed 1999-11-15
CIK 741562

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

                      Commission file number 0-133312


                          FIRST LIBERTY BANK CORP.
       (Exact name of registrant issuer as specified in its charter)

                           Pennsylvania23-2275242
              (State or other jurisdiction of (I.R.S. Employer
             incorporation or organization) Identification No.)

     645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania 18433-0039 (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number 570-876-6500

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

Yes X                      No __

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at September 30, 1999
          -----                            ---------------------------------
Common stock, $1.25 par value                          1,606,951

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                         QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                          Page
PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (Unaudited):

         Consolidated Balance Sheets - September 30, 1999 and
                  December 31, 1998                                          1

         Consolidated Statements of Income - Three Months and Nine Months
                  Ended September 30, 1999 and 1998                          2

         Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998              3

         Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1999 and 1998
                  and December 31, 1998                                      4

ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              6

ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                        13

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

PART I.   FINANCIAL INFORMATION
         Item I.  Financial Statements

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
(In thousands of dollars, except per share information)
-------------------------------------------------------------------------------------------------------------------
                                                                            September 30,              December 31,
Assets                                                                          1999                      1998
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                          $16,538                20,628
Federal funds sold                                                                   ---                 5,000
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         16,538                25,628

Securities available for sale                                                    191,428               196,563

Loans, gross                                                                     412,518               376,856
Less: Unearned discount and origination fees                                        (730)                 (941)
          Allowance for loan losses                                               (4,784)               (4,618)
-------------------------------------------------------------------------------------------------------------------
Loans, net                                                                       407,004               371,297

Accrued interest receivable                                                        4,090                 3,914
Bank premises, leasehold improvements and furniture and equipment-net             12,918                10,307
Real estate owned other than bank premises                                           562                   479
Other assets                                                                      11,063                 7,182
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $643,603               615,370

Liabilities

Deposits:
   Noninterest-bearing demand                                                   $ 49,309                55,272
   Interest-bearing                                                              459,680               441,328
-------------------------------------------------------------------------------------------------------------------

Total deposits                                                                   508,989               496,600
-------------------------------------------------------------------------------------------------------------------
Other borrowed money                                                              50,591                55,660
Fed Funds Purchased                                                               21,500                   ---
Accrued interest payable                                                           2,344                 2,218
Other liabilities                                                                  1,676                 1,984
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                585,100               556,462
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $1.25 par value, authorized 2,500,000 shares;
     Issued 1,606,951 and 1,602,342 respectively shares                            2,009                 2,003
Surplus                                                                            6,053                 5,905
Retained earnings                                                                 53,912                50,435
Accumulated other comprehensive income (loss)                                     (3,275)                  761
Less treasury stock-at cost (15,205 shares)                                         (196)                 (196)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        58,503                58,908
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $643,603               615,370
===================================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
(In thousands of dollars, except per share information)

----------------------------------------------------------------------------------------------------------------------------
                                                             Three months                               Nine months
                                                          Ended September 30                        Ended September 30
                                                          1999          1998                        1999          1998
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                         $ 7,782              7,605                  22,704              22,736
   Interest on interest bearing deposits                   11                178                     433                 385
   Interest and dividends on securities:
     Taxable                                            2,467              2,040                   6,765               6,468
     Non-Taxable                                          504                618                   1,705               1,746
  Interest on federal funds sold                          ---                146                      72                 490
----------------------------------------------------------------------------------------------------------------------------

Total interest income                                  10,764             10,587                  31,679              31,825
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                           4,800              4,983                  14,371              14,878
     Fed Funds Purchased                                  111                ---                     114                  25
     Other borrowed money                                 709                713                   2,108               2,102
----------------------------------------------------------------------------------------------------------------------------

Total interest expense                                  5,620              5,696                  16,593              17,005
----------------------------------------------------------------------------------------------------------------------------

Net interest income                                     5,144              4,891                  15,086              14,820
Provision for loan losses                                 180                135                     540                 405
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     4,964              4,756                  14,546              14,415
----------------------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                             169                122                     513                 518
     Gains on sale of securities                          138                 15                     225                  47
     Trust                                                155                111                     492                 358
     Other                                                205                247                     530                 414
----------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                  667                495                   1,760               1,337
----------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                              1,837              1,854                   5,380               5,311
     Net occupancy and furniture/
     equipment expenses                                   625                590                   1,794               1,785
     Data processing services                              66                156                     262                 463
     Merger related costs                                 ---                ---                      --               1,098
        Other expenses                                    981              1,009                   2,841               2,926
----------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                               3,509              3,609                  10,277              11,583
----------------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision              2,122              1,642                   6,029               4,169
Income tax provision                                      430                404                   1,280               1,295
----------------------------------------------------------------------------------------------------------------------------

Net income                                              1,692              1,238                   4,749               2,874
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income net of tax
   Unrealized gains on securities
       Unrealized holding (loss)/gain arising
           during the period                             (870)               325                  (3,887)                451
       Less reclassification adjustment for gains
           included in net income                         (91)               (10)                   (149)                (31)
----------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                 $   731              1,553                     713               3,294
============================================================================================================================

Per share information
    Net income-basic                                     1.06                .78                    2.99                1.82
    Net income diluted                                   1.06                .78                    2.96                1.80

                                                         2

FIRST LIBERTY BANK CORP. AND  SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended September  30
                                                                                           1999                        1998
                                                                                           ----                        ----
------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                          $ 4,749                     $ 2,874
    Adjustments to reconcile net income to net cash provided by
          operating activities   :
              Gains on sales of securities                                                 (225)                        (47)
              Provision for loan losses                                                     540                         405
              Depreciation and amortization of investment securities, bank
                     premises, leasehold improvements and furniture and equipment           812                         658
              Decrease/(Increase) in interest receivable and other assets                (1,336)                      1,626
              (Decrease)/Increase in interest payable and other liabilities                (182)                        169
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 4,307                       5,685
------------------------------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of securities held to maturity                                               ---                     (18,308)
     Proceeds from maturities of securities                                              50,979                      56,707
    Purchases of securities available for sale                                          (72,540)                    (61,170)
    Proceeds from sales of securities available for sale                                 20,215                      22,419
     Net increase in loans                                                              (36,959)                     (8,204)
    Purchases of bank premises, leasehold improvements and
              Furniture and equipment-net                                                (3,423)                       (914)
    Sales of assets acquired through foreclosure, net                                       629                         785
------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                   (41,099)                     (8,685)
------------------------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in deposits                                                            12,389                      12,861
     Increase in Fed Funds Purchased                                                     21,500                      10,000
    Principal payments on capitalized lease obligation                                      (69)                        (63)
    Repayment of Borrowed funds                                                          (5,000)                         --
    Proceeds of stock issued thru exercise options                                          154                         349
Dividends paid                                                                           (1,272)                     (1,060)
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                27,702                      22,087
-----------------------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash and  cash equivalents                                        (9,090)                     19,087
Cash and cash equivalents at beginning of period                                         25,628                      21,389
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               16,538                      40,476
=============================================================================================================================

Cash paid during the period:
     Interest                                                                           $16,467                      16,760
     Federal Income Taxes                                                                 1,227                       1,151
-----------------------------------------------------------------------------------------------------------------------------

Noncash transactions:
     Transfer of loans to real estate owned other than bank premise                     $   712                         364
 Net unrealized gain on securities available for sale, net of tax                       $(4,036)                        420
=============================================================================================================================

                                                         3

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands)

                                                   3 months ended                        9 months ended
                                                    September 30                          September 30
                                              1999                 1998            1999                1998
                                              ----                 ----            ----                ----
Numerator:
         Net Income                       $  1,692             $  1,238         $  4,749            $  2,874

Denominator:
         Denominator for basic
         earnings per weighted
         average shares                      1,591                1,580            1,590               1,579

Effect of diluted securities:
         Employee Stock options                 11                   15               12                  15
Denominator for diluted earnings             _____                _____            _____               _____
         per share adjusted weighted
         average shares and assumed
         exercise                            1,602                1,595            1,602               1,594
                                             =====                =====            =====               =====

Basic earnings per share                  $   1.06             $    .78         $   2.99            $   1.82
Diluted earnings per share                $   1.06             $    .78         $   2.96            $   1.80


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the nine months ended September 30, 1999 was $ 4,749,000 or $ 2.96 per diluted share compared to $ 2,874,000 and $ 1.80 per diluted share for the same nine-months period in the preceding year. The increase in net income was primarily attributable to an increase in noninterest income, as well as decreases in noninterest expense.

The Company recorded an annualized return on average assets of 1.01% for the nine-month period ending September 30, 1999, compared to .64 % for the same period in 1998. Return on average equity of 10.80 % was recorded for the nine-month period ended September 30, 1999, compared to
 6.92 % for the same period in 1998.

At September 30, 1999, the Company had total assets of $ 643.6 million compared to $ 615.4 million at December 31, 1998. The increase in total assets was driven by a $ 35.7 million increase in net loans which was primarily funded by a $ 12.4 million increase in deposits and a $21.5 million increase in Federal Funds Purchased.

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

Financial Condition

Cash and Due From Banks and Federal Funds Sold

Cash and due from banks decreased approximately $4.1 million to $16.5 million at September 30, 1999 from $20.6 million at December 31, 1998 as the company utilized excess liquidity to pay down other borrowed money. Federal funds sold decreased to zero at September 30, 1999 from $5.0 million at December 31, 1998 due to normal fluctuations resulting from the conduct of customer business.

Securities

Securities available for sale have decreased $5.1 million or 2.6 % to $191.4 million at September 30, 1999 from $196.6 million at December 31, 1998. This decrease was used to provide funding for growth in the Company's loan portfolio.

Loans Receivable, Net

Aggregate loans receivable totaled $407.0 million at September 30, 1999, an increase of $35.7 million from $ 371.3 million at December 31, 1998. The mix of loans is substantially unchanged at those dates.

Non-Performing Assets

The Company's total non-performing assets decreased approximately $578,000 to $2.1 million or 0.32 % of total assets at September 30, 1999 as compared to $2.7 million or 0.43 % of total assets at December 31, 1998. Loans greater than ninety days delinquent but still accruing increased from $445,000 at December 31, 1998 to $ 485,000 at September 30, 1999. Nonaccrual loans decreased approximately $701,000 to $1.0 million.

Real estate owned increased from $479,000 as of December 31, 1998 to $562,000 as of September 30, 1999, due to six foreclosed residential properties transferred into real estate owned. There were no significant gains or losses on the sale of real estate owned during the quarters ended September 30, 1999 and 1998.

                                                           9/30/99             12/31/98

Nonaccrual                                               1,039,000            1,740,000

Loans 90 day or more delinquent                            485,000              445,000

                                                         ---------            ---------
         Total non-performing                            1,524,000            2,185,000


Real estate owned other than

         Bank premises                                     562,000              479,000
                                                         ---------            ---------
         Total non-performing assets                     2,086,000            2,664,000

At September 30, 1999, the Company's allowance for loan losses amounted to $4.8 million or 1.16 % of gross loans receivable. At December 31, 1998, the Company's allowance for loan losses was $4.6 million or 1.23 % of gross loans receivable. The allowance for loan losses as of September 30, 1999 has been deemed adequate by management. The allowance is maintained at a level adequate to cover known and inherent losses in the loan portfolio given the present past due, nonperforming and classified levels.

Deposits

Deposits increased $12.4 million or 2.49 % from $496.6 million at December 31, 1998 to $509.0 million at September 30, 1999. The increase in deposits was primarily due to an increase in Certificate of Deposits from the local market. The Company believes this increase is due to the Bank's competitive rates.

Equity

At September 30, 1999, total equity was $58.5 million or 9.09 % or total assets compared to $58.9 million or 9.57 % of total assets as of December 31, 1998. Total equity decreased primarily due to a $4 million decrease in accumulated other comprehensive income resulting from an increase in interest rates causing unrealized losses in the available for sale securities portfolio. This decrease was partially offset by an increase in retained earnings due to the retention of net income during the intervening period.

Results of Operations

Net Income

The Company's net income for the three months ended September30, 1999 increased to $1.7 million compared to $1.2 million for the three months ended September 30, 1998 primarily due to increases of $253,000 and $172,000 in net interest income and non interest income, respectively, as well as a $100,000 decrease in noninterest expense.

The Company's net income was $4.7 million for the nine months ended September 30, 1999, compared to $2.9 million recorded in the comparable prior period. Net interest income before provision for loan losses approximated $15.1 million and $14.8 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company was able to increase the level of noninterest income by $423,000 to $1.8 million for the nine months ending September 30, 1999, while noninterest expense decreased to $10.3 million for the nine months ended September 30, 1999, compared to $11.6 million for the comparable prior period primarily due to the merger related costs in 1998 which were not repeated in 1999.

Net Interest Income

Net interest income before provision for loan losses amounted to $5.1 million and $15.1 million for the three-month and nine-month periods ended September 30, 1999 versus $4.9 million and $14.8 million for the three-month and nine-month periods ended September 30, 1998. A competitive interest rate environment resulted in decreases in both interest income and interest expense for the nine months ended 1999 compared to 1998. Growth in the loan portfolio, increased total interest income, while aggressive pricing strategies decreased total interest expense for the three months ended September 30, 1999 versus 1998.

Total interest income increased to $10.8 million for the three month period ended September 30, 1999 from $10.6 million during the comparable prior period. Total interest income decreased to $31.7 million for the nine month period ended September 30, 1999 from $31.8 million during the comparable prior period. The average interest-earning assets increased $20.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. However, this was more than offset by a 26 basis point decline in the yield earned on average interest-earning assets during the nine months ended September 30, 1999 compared to the 1998 period.

Total interest expense decreased to $5.6 million and $16.6 million for the three and nine months ended September 30, 1999 from $5.7 million and $17.0 million for the comparable prior period.

The decrease was due to a decrease in interest expense associated with deposits. The average balance of interest bearing deposits increased by $14.2 million during the nine months ended September 30, 1999, compared to the comparable 1998 period. However, the increased volume of deposits was more than offset by a 26 basis point decrease in the average rates paid for the nine months ended September 30, 1999 over the comparable 1998 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The provision for loan losses as $180,000 for the three months ended September 30, 1999 compared to $135,000 for the three months ended September 30, 1998. For the nine-month period ended September 30, 1999, the provision for loan losses amounted to $540,000, an increase of $135,000 compared to $405,000 for the nine months ended September 30, 1998, primarily due to the growth of the loan portfolio.

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

Noninterest Income

Noninterest income for the three and nine month periods ended September 30, 1999 was $667,000 and $1.8 million compared to $495,000 and $1.3 million for the same periods in the prior year. These increases were primarily the result of growth in the Company's trust business, which generated a $134,000 increase in trust fee income for the nine months ended September 30, 1999. Other components of noninterest income increased by $289,000 net for the nine months ended September 30, 1999 compared to 1998 as a result of increases in the gains on sale of securities.

Noninterest expenses for the three and nine-month periods ending September 30, 1999 decreased to $3.5 million and $10.3 million from $3.6 million and $11.6 million for the comparable prior period. The largest contributing factor to the decrease was $1.1 million of merger related expenses in the second quarter of 1998. Salary and benefits increased $69,000 for the nine month period as a result of employee raises. Data processing decreased by $201,000; and other expense decreased by $85,000 over the prior nine month period as a result of efficiencies gained from the Company's recent merger with Upper Valley Bancorp.

Income Taxes

Income tax expense totaled $430,000 and $1.28 million for the three and nine-month periods ended September 30, 1999 compared to $404,000 and $1.3 million for the comparable prior periods.

These amounts resulted in effective tax rates calculated at 20 % for the three month and 21% for the nine month periods ended September 30, 1999 compared to 25 % for the three months ended September 30, 1998 and 31% for the nine months ended September 30, 1998. The 1999 effective tax rate decrease is primarily due to merger related costs incurred in 1998 which were not tax deductible as well as implementation of the Company's tax strategy, including increasing tax-exempt income as a percentage of total net income through investments in tax-exempt securities, bank owned life insurance, and low income housing credits.

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

Shareholders'  equity decreased  $405,000 to $58.5 million at September 30, 1999
primarily  as  a  result  of  decreases  in  the  Company's   accumulated  other
comprehensive income.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk- based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 % at September 30, 1999, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 16.74% at September 30, 1999. The Company's Tier 1 risk-based capital ratio was 15.53% at September 30, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.62% at September 30, 1999.

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

At September 30, 1999, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.74 %,15.53% and 9.62%, respectively.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of 100, 200 and 300 basis point changes in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet.

The results of this rate shock analysis as of September 30, 1999 are as follows:

   Change in Rate        Net Interest Income Change (After tax, in thousands)
   --------------        ----------------------------------------------------
        +300                                    (2,817.8)
        +200                                    (1,877.3)
        +100                                      (927.8)
        -100                                       777.6
        -200                                     1,369.2
        -300                                     1,815.6

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

Company's State of Readiness

The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company has fully tested the software as of September 30, 1999, and found it to be Year 2000 compliant.

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

Costs of Year 2000

Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding costly Year 2000 issues. The Company estimates expenditures associated with Year 2000 at $125,000 (all of which is for capital expenditures) during the year ending December 31, 1999, with approximately $25,000 amortized in that same year and the remainder to be amortized in subsequent fiscal years.

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

Contingency Plans

The Company has obtained back-up service providers, developed contingency plans and assessed the potential adverse risks to the Company. The Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan was developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs, and non- computer related systems. The contingency plan identifies scheduled completion dates, test dates and trigger dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth was under the caption "Market Risk and Interest Rate Risk" under Item 2 of Part I is incorporated herein by reference.

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
September  30, 1999



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

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    None

                     (b):           Reports on Form 8-K:
                                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
September  30, 1999




         SIGNATURES

         In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE FIRST JERMYN CORP.
                                     (Registrant)


  Date        November12, 1999             By /s/    William M. Davis
              ----------------                     --------------------
                                                   William M. Davis
                                                   Chairman, President and
                                                   Director
                                                   (Principal Executive Officer)

  Date        November 12, 1999            By /s/   Donald J. Gibbs
              -----------------                    ------------------
                                                   Donald J. Gibbs
                                                   (Principal Financial Officer
                                                   And Treasurer)