Form 10-K
period 1999-12-31
FIRST LIBERTY BANK CORP
filed 2000-03-29
CIK 741562

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report Under Section 13 Or 15 (d) Of The  Securities  Exchange Act Of
    1934
         For the fiscal year ended December 31, 1999
                                   -----------------

[ ] Transition Report Under Section 13 Or 15 (D) Of The Securities  Exchange Act
    of 1934
         For the transition period from __________________to ___________________
         Commission file number 0-13312
                               --------

                            FIRST LIBERTY BANK CORP.
         -----------------------------------------------------------
     (Exact name of small business registrant as specified in its charter)

Commonwealth of Pennsylvania                                     23-2275242
----------------------------                                   -------------
(State or other jurisdiction of                               (I.R.S. Employer
  Incorporation or organization)                             Identification No.)

645 Washington Ave; P.O. Box 39; Jermyn, Pennsylvania            18433-0039
-----------------------------------------------------            ----------
(Address of principal executive offices)                         (Zip-Code)

Registrant's telephone number 570-803-6500
                              ------------

Securities registered under Section 12 (b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered
                 NONE                                    NONE
         --------------------                 ---------------------------

            Securities registered pursuant to Section 12 (g) of the Act:

                            Common Stock, $.31 par value
                            ----------------------------
                                   (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X. No    .
   ---   ---

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 15, 2000, the aggregate market value of the voting stock held by non- affiliates (which includes all common stock, $.31 par value other than shares beneficially owned by directors or executive officers) of the registrant was $57,040,326.

The number of shares outstanding of the registrant's common stock, $.31 par value was 6,366,984 at March 15, 2000.

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Part I, Part II, Part III, and Part IV.

(2) Portions of the definitive annual meeting proxy statement to be filed, pursuant to regulation 14A, within 120 days after December 31, 1999 are incorporated by reference into Part I and Part III.

                            FIRST LIBERTY BANK CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                          Page

PART I

         ITEM  1.  Description of Business                                 1-4

         ITEM  2.  Description of Properties                                 5

         ITEM  3.  Legal Proceedings                                         6

         ITEM  4.  Submission of Matters to a Vote of Security Holders       6

PART II

         ITEM  5.  Market for Common Equity and Related Shareholder Matters  7

         ITEM  6.   Selected Financial Data                                  7

         ITEM  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                        7

         ITEM 7A.  Quantitative and Qualitative Disclosures about
                   Market Risk                                               7

         ITEM  8.  Financial Statements and Supplementary Data               7

         ITEM  9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                      7

PART III

         ITEM 10.  Directors, and Executive Officers of the Registrant       8

         ITEM 11.  Executive Compensation                                    8

         ITEM 12.  Security Ownership of Certain Beneficial Owners and
                   Management                                                8

         ITEM 13.  Certain Relationships and Related Transactions            8

PART IV

         ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                               9

         SIGNATURES                                                      10-11

                                     PART I

ITEM 1.       Description of Business

General

         The registrant, First Liberty Bank Corp. (the Company), is a Pennsylvania corporation organized on February 13, 1984. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company conducts its principal activities through its banking subsidiary, First Liberty Bank & Trust (the Bank), a Pennsylvania banking institution.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. As of December 31, 1999, approximately 232 persons were employed on a full-time equivalent basis. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking related services.

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

Subsidiaries/ Subsidiary Bank Merger and Charter Conversion

         The Company originally chartered its first bank in 1902. Through February 15, 1999, the banking business of the Company was conducted by its wholly owned banking subsidiaries, The First National Bank of Jermyn (FNBJ) and NBO. Effective February 16, 1999, the Company merged NBO with and into FNBJ, with FNBJ surviving. As a result of the merger, FNBJ succeeded all of the assets, rights, property, liabilities and commitments of NBO. Concurrently with the merger, FNBJ converted its charter from a national banking association to a Pennsylvania state-chartered commercial bank with trust powers, and changed its name to "First Liberty Bank & Trust." The operations of the Banks are conducted from eleven offices located in Lackawanna and Luzerne Counties, Pennsylvania. The Banks' offices are located in Jermyn, the Keyser Oak, Downtown and Minooka sections of Scranton, Carbondale, Daleville, Olyphant, Jessup and an office in Dickson City, all in Lackawanna County, Pennsylvania. The Luzerne County offices are located in Pittston and Kingston Pennsylvania.

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

         The Bank competes for loans and deposits in its market area (which is concentrated in the primary trade areas of the branch locations) with both Pennsylvania and out-of-state banks, which have been given authority to compete within Pennsylvania boundaries. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance firms with products such as money market funds, mutual funds and annuities. Competition may increase as a result of the continuing reduction in the effective restrictions on interstate operations of financial institutions.

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


         The Banks are subject to certain restrictions on loans and extensions of credit to the Company, investment in the stock or securities of the Company, and acceptance of the stock or securities of the Company as collateral for loans. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulation, which may have the effect of increasing the costs of doing business as well as limiting the business activities of the Banks.

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

Prompt Corrective Action

         The prompt corrective action regulations of FDICIA define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restriction, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically
undercapitalized,"   it  must   generally   be   placed   in   receivership   or
conservatorship within 90 days. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The Banks meet the definition of "well capitalized" at December 31, 1999

Interstate Banking

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

Item 2.  Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 1999.


                                                                 Net Book Value
                                                                  Of Property
                                Owned/           Date Lease       Or Leasehold
Location                        Leased            Expires         Improvements               Deposits
--------                        ------            -------         ------------               --------
                                                                              (In Thousands)

Main Office                     Leased             2004                751                    88,512
645 Washington Avenue
Jermyn, Pa 18433

Keyser Ave. Branch              Leased             2004                313                    98,789
1700 N. Keyser Avenue
Scranton, PA 18508

Jessup Branch                   Owned                                  583                    39,603
210 Church Street
Jessup, PA 18434

Minooka Branch                  Owned                                 1,694                   39,332
500 Davis Street
Scranton, PA 18505

Carbondale Branch               Owned                                   400                   15,582
67 Salem Avenue
Carbondale, PA 18407

Daleville Branch                Owned                                 1,135                   13,282
Route 502 RD 3
Moscow, PA 18444

Olyphant Branch                 Owned                                   781                  111,523
128 Lackawanna Avenue
Olyphant, PA 18447

Wyoming Avenue Branch           Owned                                 1,522                   51,693
1300 Wyoming Avenue
Scranton, PA 18509

Pittston Branch                 Leased             2010                 510                   22,193
45 S. Main Street
Pittston, PA 18640

Kingston Branch                 Leased             2002                  22                    3,001
480 Pierce Street
Kingston, PA 18704

Dickson City Branch             Owned                                 1,242                    1,097
901 Commerce Blvd
Dickson City, PA 18519


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

ITEM 6.  Selected Financial Data

         The information required herein is incorporated by reference from page 1and 2 of Exhibit 99.1- Selected pages from the 1999 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages
3-17  of  Exhibit  99.1-   Selected   pages  from  the  1999  Annual  Report  to
Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

         The information required herein in incorporated by reference from pages
14-15  of  Exhibit  99.1-   Selected  pages  from  the  1999  Annual  Report  to
Shareholders.

ITEM 8.  Financial Statements


                                                        Exhibit 99.1-
                                                        Selected Pages
         Index to Consolidated Financial                From the 1999
         Statements and Supplementary                   Annual Report to
         Financial Data                                 To Shareholders
                                                        ---------------




      Consolidated Balance Sheets,
         December 31, 1999 and 1998.........................................20
      Consolidated Statements of Operations,
         Years Ended December 31, 1999, 1998 and 1997.......................21
      Consolidated Statements of Changes in Shareholders' Equity,
         Years Ended December 31, 1999, 1998 and 1997.......................22
      Consolidated Statements of Cash Flows,
         Years Ended December 31, 1999,1998 and 1997........................23
      Notes to Consolidated Financial Statements.........................24-42


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Information concerning directors and executive officers of the registrant is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1999, for the annual meeting of shareholders.

ITEM 11. Executive Compensation

         Executive Compensation information is incorporated by reference from the Company's definitive proxy statement to be filed, pursuant to Regulation 14A, within 120 days after December 31, 1999, for the annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1999, for the annual meeting of shareholders.

ITEM 13.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with regard to indebtedness of management is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, within 120 days after December 31, 1999, for the annual meeting of shareholders and Note 4 - Loans of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K........................................................Page


(1)  The following financial statements are included in Part II Item 7:
              Management's Statement on Financial Reporting..................18*
              Independent Auditors' Report...................................19*
              Financial Statements:
                 Consolidated Balance Sheets, December 31, 1999 and 1998.....20*
                 Consolidated Statements of Operations,
                    Years Ended December 31, 1999 , 1998 and 1997............21*
                  Consolidated Statement of Changes in Shareholders' Equity,
                    Years Ended December 31, 1999, 1998 and 1997.............22*
                  Consolidated Statement of Cash Flows,
                    Years Ended December 31, 1999, 1998 and 1997.............23*
                  Notes to Consolidated Financial Statements..............24-42*
              Selected Quarterly Financial Data-
                    Years Ended December 31, 1999, and 1998..................17*

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

                  3.2 Registrant's Bylaws(Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 15, 1998.)

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

                  11.1 Computation of Earnings Per Share is incorporated by reference from page 28 of Exhibit 99.1- Selected pages from the 1999 Annual Report to Shareholders.

                  21        Subsidiaries of the Registrant

                  23.1      Consent of Kronick, Kalada, Berdy & Co.

                  23.2      Consent of KPMG LLP

                  27        Financial Data Schedule

                  99.1      Selected  Pages  from  the  1999  Annual  Report  to
                            Shareholders

                  (b) The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

*Refers to page numbers in selected pages from Annual Report to Shareholders attached hereto as Exhibit 99.1

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        First Liberty Bank Corp.
----------------------------------
            (Registrant)

By /S/    William M. Davis     Chairman, President and Director   March 22, 2000
    --------------------------
          William M. Davis
   (Principal Executive Officer)

By /S/   Donald J. Gibbs       Treasurer                          March 22, 2000
   ---------------------------
         Donald J. Gibbs
   (Principal Financial Officer)

       Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     Peter A. Sabia         Director                           March 22, 2000
 -----------------------------
        Peter A. Sabia

/S/    Kuzma Leschak, Jr.      Director                           March 22, 2000
 -----------------------------
       Kuzma Leschak, Jr.

/S/    Robert T. Kelly         Director                           March 22, 2000
------------------------------
       Robert T. Kelly

/S/    David M. Epstein        Director                           March 22, 2000
 -----------------------------
       David M. Epstein

/S/    I. Leo Moskovitz        Director                           March 22, 2000
------------------------------
       I. Leo Moskovitz

/S/ Dr. Edmund J. Biancarelli  Director                           March 22, 2000
------------------------------
    Dr. Edmund J. Biancarelli

/S/    Thomas G. Speicher      Director and Secretary             March 22, 2000
------------------------------
       Thomas G. Speicher

/S/  William K. Nasser, Jr.    Director                           March 22, 2000
------------------------------
     William K. Nasser, Jr.

/S/    Steven R. Tokach        Director                           March 22, 2000
------------------------------
       Steven R. Tokach

/S/    William M. Davis        Chairman, President and Director   March 22, 2000
 -----------------------------
       William M. Davis

/S/    Harold P. McGovern      Director                           March 22, 2000
------------------------------
       Harold P. McGovern

/S/    Saul Kaplan             Director                           March 22, 2000
------------------------------
       Saul Kaplan

/S/ Joseph P. Coviello, Esq.   Director                           March 22, 2000
------------------------------
    Joseph P. Coviello


/S/    Harold P. McGovern      Director                           March 22, 2000
------------------------------
       Harold P. McGovern

/S/    Saul Kaplan             Director                           March 22, 2000
------------------------------
       Saul Kaplan

/S/ Joseph P. Coviello, Esq.   Director                           March 22, 2000
------------------------------
    Joseph P. Coviello

/S/    Michael A. Barbetti     Director                           March 22, 2000
------------------------------
       Michael A. Barbetti

/S/    Fred J. Gentile         Director                           March 22, 2000
------------------------------
       Fred J. Gentile

/S/    Harold S. Kaplan        Director                           March 22, 2000
------------------------------
       Harold S. Kaplan

/S/    Norman E. Woodworth     Director                           March 22, 2000
------------------------------
       Norman E. Woodworth

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

At December 31, 1999, First Liberty Bank Corp. (Company) owned all of the outstanding common stock of its bank subsidiary, First Liberty Bank and Trust (FLIB or the Bank). The Company formed a non-bank subsidiary, First of Jermyn Realty Company, Inc. (Realty), during 1990. Realty has been inactive since inception.

Recent Acquisition

On June 30, 1998, the Company consummated its acquisition of Upper Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. NBO was, as of December 31, 1998, a $263 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of Company common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the Company's stock price prior to finalization of the acquisition. As a result of this acquisition, the Company recognized merger related expenses of $1,098,000 in the second quarter of 1998.

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

Forward Looking Statements

Included in this annual report are certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in these financial statements. Management has used "forward looking statements" to describe the future plans and strategies including the expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. The Company's actual results could differ materially from those management expectations. Factors that could affect results include interest rate trends, competition, the general economic climate in Northeastern Pennsylvania, the mid-Atlantic region and country as a whole, loan delinquency rates and changes in federal and state regulation among others. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements.

Results of Operations

Net income for 1999 was $6,027,000, an increase of 50.64% from the prior year. This increase was primarily attributable to a non-recurring charge of approximately $1.1 million recorded in 1998 for merger related costs. In addition, income for Trust services and gains on the sale of securities increased in 1999. The following table (Table 1) presents the amount and percentage of increase (decrease) for the major components of net income for the years under review.



                                     TABLE 1
                                INCREASE (DECREASE)

                                                                       1999 vs. 1998             1998 vs. 1997
                                                                       -------------             -------------
                                                                     Amount      Percent       Amount    Percent
                                                                     ------      -------       ------    -------

Interest income                                                    $    194         .46%    $   1,049      2.54%
Interest expense                                                      (130)       (.57)%        1,098      5.09%
                                                                   --------      ------     ---------  --------
Net interest income                                                     324        1.65%         (49)     (.25)%
Provision for loan losses                                               180       33.33%         (60)   (10.00)%
                                                                   --------      ------     ---------  --------
Net interest income after provision for loan losses                     144         .75%           11      .06 %
Noninterest income                                                      466       26.21%        (266)   (13.01)%
Noninterest expense                                                  (1,367)     (8.90)%        1,031     7.20 %
                                                                   --------      ------     ---------  --------
Income before federal income tax provision                            1,977       35.49%      (1,286)   (18.75)%
Federal income tax provision                                           (49)      (3.12)%        (167)    (9.61)%
                                                                   --------      ------     ---------  --------
Net income                                                         $  2,026       50.64%    $ (1,119)   (21.86)%
                                                                   ========      ======     =========   =======


Net Interest Income

Table II illustrates average balances and the average tax-equivalent yield earned by the Bank on its interest-earning assets and the average interest rate associated with its interest-bearing liabilities for 1999, 1998, and 1997. Table II exhibits the volume and yield/rate variances for interest-earning assets and interest-bearing liabilities.



                                    TABLE II
                           AVERAGE BALANCES AND RATES

                                               1999                      1998                       1997
                                     Average  Revenue/  Yield/   Average  Revenue/ Yield/   Average  Revenue/ Yield/
                                     Balance  Expense    Rate    Balance  Expense   Rate    Balance  Expense   Rate
                                     -------  -------    ----    -------  -------   ----    -------  -------   ----

Interest earning assets:
     Loans
         Commercial, financial,
              real estate and
              agriculture           $159,434  $12,733    7.99%  $107,387  $ 8,240  7.67%  $ 96,831  $ 8,178   8.45%
         Real estate - residential
              mortgage               161,943   12,288    7.56%   191,988   15,589  8.12%   191,361   15,767   8.24%
         Installment - net            71,108    5,979    8.41%    68,247    6,522  9.56%    62,418    5,606   8.98%
                                    --------  -------           --------  -------         --------  -------
     Total loans (including fees)    392,485   31,000    7.90%   367,622   30,351  8.26%   350,610   29,551   8.43%
     Securities:
         Taxable                     152,116    9,163    6.02%   140,474    8,453  6.02%   152,307    9,465   6.22%
         Tax-exempt                   42,112    3,268    7.76%    46,456    3,574  7.69%    34,151    2,678   7.84%
                                    --------  -------           --------  -------         --------  -------
     Total securities                194,228   12,431    6.40%   186,930   12,027  6.43%   186,458   12,143   6.51%
     Federal funds sold                1,532       73    4.77%    11,214      606  5.40%    12,964      718   5.54%
     Interest-bearing deposits
         in banks                      9,759      439    4.50%    11,285      642  5.69%       290       16   5.52%
                                    --------  -------           --------  -------         --------  -------
Total interest-earning assets        598,004  $43,943    7.35%   577,051  $43,626  7.56%   550,322  $42,428   7.71%
                                              =======                     =======                   =======
Noninterest-earning assets            34,839                      29,133                    29,070
                                    --------                     -------                  --------
TOTAL ASSETS                        $632,843                    $606,184                  $579,392
                                    ========                    ========                  ========
Interest-bearing liabilities:
     Deposits
         Savings, Club, NOW,
              and money market
              accounts              $144,520  $ 3,142    2.17%  $149,019  $ 3,532  2.37%  $161,590  $ 4,310   2.67%
         Certificates of deposits    310,566   15,986    5.15%   299,118   16,302  5.45%   275,296   14,984   5.44%
                                    --------  -------           --------  -------         --------  -------
     Total interest-bearing
         deposits                    455,086   19,128    4.20%   448,137   19,834  4.43%   436,886   19,294   4.42%
     Federal funds purchased           5,603      306    5.46%        30        1  3.33%        38        2   7.89%
     Borrowed funds                   54,949    3,047    5.55%    50,031    2,767  5.53%    38,309    2,201   5.75%
     Capitalized lease obligation        610       62   10.16%       699       71 10.16%       779       78   10.0%
                                    -------- --------           --------  -------         --------  -------
Total interest-bearing liabilities   516,248 $ 22,543    4.37%   498,897  $22,673  4.55%   476,012  $21,575   4.53%
                                    -------- --------           --------  -------         --------  -------
Noninterest bearing liabilities       57,992                      50,619                    50,008
Shareholders' equity                  58,603                      56,668                    53,372
                                    --------                    --------                  --------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY           $632,843                    $606,184                  $579,392
                                    ========                    ========                  ========
Net interest income                          $ 21,400                     $20,953                   $20,853
                                             ========                     =======                   =======
Interest rate spread                                     2.98%                     3.01%                      3.18%
Margin analysis:
     Interest income/interest -
         earning assets                                  7.35%                     7.56%                      7.71%
     Interest expense/interest -
         earning assets                                  3.77%                     3.93%                      3.92%
     Net interest income/interest -
         earning assets                                  3.58%                     3.63%                      3.79%

Tax equivalent adjustments:
     Loans                                  $     273                         $46                   $   201
     Securities                                 1,111                       1,215                       911
                                               ------                      ------                   -------
Total                                       $   1,384                      $1,261                   $ 1,112
                                            =========                      ======                   =======


[FN]
1.  Installment loans are stated net of unearned income.
2.  Average loan balances include non-accrual loans.
3.  Average balances represent average daily balances.
4. Yields on securities available for sale were computed using historical amortized cost.


                                    TABLE III
                         VOLUME AND YIELD/RATE VARIANCES

                                                 1999 compared to 1998                  1998 compared to 1997
                                                 ---------------------                  ---------------------
                                                        Yield/                                 Yield/
                                           Volume         Rate          Net       Volume         Rate           Net
                                           ------       ------          ---       ------         ----           ---


Interest income:

     Loans                                $ 2,059      $(1,410)       $ 649       $1,434       $(634)       $   800
     Securities
       Taxable                                710           --          710        (736)        (276)       (1,012)
       Tax-exempt                           (335)           29        (306)          964         (68)           896
     Federal funds sold                     (523)         (10)        (533)           97        (209)         (112)
     Interest-bearing deposits
          in banks                           (87)        (116)        (203)          607           19           626
                                          -------     --------       ------       ------       ------       -------
     Total interest-earning assets          1,824      (1,507)          317        2,367       (1,169)        1,198
                                          -------     --------       ------       ------       -------      -------
Interest expense:
     Savings, Club, NOW, and
       money market accounts                (105)        (285)        (390)        (336)        (442)         (778)
     Certificates of deposit                  621        (937)        (316)        1,295           23         1,318
     Federal funds purchased                  186          119          305          (1)          (0)           (1)
     Borrowed Funds                           269           11          280          674        (108)           566
     Capitalized lease obligation             (9)           --          (9)          (8)            1           (7)
                                          -------     --------       ------       ------       ------       -------
Total interest-bearing liabilities            962      (1,092)        (130)        1,624        (526)         1,098
                                          -------     --------       ------       ------       ------       -------
Net interest income                       $   862     $  (415)         $447       $  743       $(643)        $  100
                                          =======     ========       ======       ======       ======       =======



[FN]
1. The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of change in each.
2. Balances of non-accrual loans and related income recognized have been included for computation purposes.
3. Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34% in each of the three years.


The increase in 1999 taxable equivalent interest income was driven by increased average balances of loans and taxable securities, partially offset by decreases in the yields on all earning asset categories, except tax-exempt securities and commercial real estate loans. The increase in 1998 taxable equivalent interest income as compared to 1997 was primarily due to a similar positive volume and negative rate relationship. The 1999 decrease in interest expense was primarily due to decreased rates on certificates of deposit and savings and NOW deposits, while the 1998 increase in interest expense was primarily due to higher balances of certificates of deposit and borrowed funds.

As shown in Table II and III, 1999 taxable-equivalent net interest income increased $447,000 (2.1%) compared to 1998. Interest income increased $317,000 and interest expense decreased $130,000. The 1999 net interest margin was 3.58% (5 basis points below 1998). The decline in the net interest margin was a result of competitive pressures and federal monetary policy causing yields/rates to decrease for total interest-earning assets to greater degree than the decrease seen on rates for total interest-bearing liabilities.

Taxable-equivalent net interest income for 1998 increased $100,000 (0.5%) over 1997. Interest income increased $1,198,000 and interest expense increased $1,098,000. The 1998 net interest margin was 3.63% (16 basis points below 1997). The decline in the net interest margin was a result of competitive pressures causing yields/rates to increase for total interest-bearing liabilities and decrease for total interest-earning assets. Net interest income as a percentage of interest income also fell in 1998 compared to 1997 due to increased competition in the local retail banking market.

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

The allowance for loan losses was $5,107,000 at December 31, 1999, as compared to $4,618,000 at December 31, 1998, an increase of 10.59%. The allowance was 1.23% of total loans (net of unearned discount and fees) at December 31, 1999. The provision for loan losses increased to $720,000 in 1999 from $540,000 in 1998.

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


                                    TABLE IV
                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                             Years Ended December 31,
                                                                   1999       1998       1997       1996       1995
                                                                   ----       ----       ----       ----       ----

Allowance for loan losses at beginning of period                   $4,618     $4,562     $5,017     $4,787     $5,193
Charge-offs:
     Domestic:
         Commercial, financial and agricultural                       238        313        315        330        347
         Real estate commercial and residential
              mortgage                                                220        256        821        366      1,584
         Installment                                                  218        208        171         69         59
                                                                   ------     ------     ------     ------     ------

     Total                                                         $  676     $  777     $1,307     $  765     $1,990
                                                                   ------     ------     ------     ------     ------

     Recoveries:
     Domestic:
         Commercial, financial and agricultural                       379        232        189         98        134
         Real estate-commercial and residential
              mortgage                                                 25         28         35         48         63
Installment                                                            41         33         28         16         22
                                                                  -------     ------     ------     ------     ------

     Total                                                        $   445     $  293     $  252     $  162     $  219
                                                                  -------     ------     ------     ------     ------

Net charge-offs                                                       231        484      1,055        603      1,771
Additions charged to operations                                       720        540        600        833      1,365
                                                                  -------     ------     ------     ------     ------
Allowance for loan losses at end of period                        $ 5,107     $4,618     $4,562     $5,017     $4,787

     Percentage of net charge-offs during the period
     to average loans outstanding during the period                  .06%       .13%       .30%       .19%       .58%
     Percentage of allowance for loan losses to total loans -
     net of unearned income, period end                             1.23%      1.23%      1.28%      1.46%      1.59%
     Percentage of allowance for loan losses to total
     nonperforming loans, period end                                 319%       211%       243%        88%       119%



                                     TABLE V
                    ALLOCATION OF ALLOWANCES FOR LOAN LOSSES

                                                                 December 31,
                                    1999           1998              1997             1996             1995
                                    ----           ----              ----             ----             ----
                                        % Of              % Of              % Of             % Of              % Of
                                       Loans             Loans             Loans            Loans             Loans
                                     In Each           In Each           In Each          In Each           In Each
                                    Category          Category          Category         Category          Category
                                    to Total          to Total          to Total         to Total          to Total
                              Amount   Loans   Amount    Loans   Amount    Loans  Amount    Loans   Amount    Loans
                              ------   -----   ------    -----   ------    -----  ------    -----   ------    -----

Domestic:
     Commercial, financial
         and agriculture      $1,940     15%   $1,196      18%   $  934      18%  $1,001      13%   $1,322      14%
     Real estate - commercial
         and residential
         mortgage                772     68%    1,284      64%    1,424      64%   1,898      70%    2,001      71%
     Installment                 189     17%      138      18%      242      18%     210      17%      158      15%
     Unallocated               2,206     --     2,000      --     1,962      --    1,908      --     1,306      --
                              ------    ---    ------     ---    ------     ---   ------     ---    ------     ---
Total                         $5,107    100%   $4,618     100%   $4,562     100%  $5,017     100%   $4,787     100%
                              ======    ===    ======     ===    ======     ===   ======     ===    ======     ===



Allocations for commercial, financial and agricultural loans are determined by reviewing significant loans. Allocations for real estate and consumer loans are based on historical losses, delinquency trends and current economic conditions. The unallocated portion is established by management to absorb inherent losses in the portfolio. The allocated allowances for real estate loans decreased in 1999 over 1998 based on the lower levels of nonperforming loans in that category. These allocations are estimates and are subject to revision as conditions change.

Noninterest Income

Noninterest income generally consists of service charges on deposits, fees for customer services, fees from the Small Business Administration, gains on sales of loans, and other infrequent types of transactions.

Noninterest income increased due to an increase in income from trust services. In addition, gains on sale of securities increased by $178,000 for the year ended December 31, 1999, as compared to 1998 primarily as a result of gains on the sale of municipal securities approximating $138,000.

Noninterest Expense

The following table (Table VI) summarizes major components of non-interest expense for the periods shown.


                                                   1999                       1998                      1997
                                             Percent To Total           Percent To Total          Percent To Total
                                             Interest Earning           Interest Earning          Interest Earning
                                             ----------------           ----------------          ----------------
                                           Amount       Assets       Amount       Assets       Amount        Assets
                                           ------       ------       ------       ------       ------        ------

Salaries and benefits                     $ 7,212        1.21%       $ 7,080       1.21%      $ 7,460         1.36%
Net occupancy, furniture and
   equipment expense                        2,462         .41          2,426        .41%        2,198          .40%
Data processing services                      352         .06            650        .11%          627          .11%
Foreclosure and other real estate
   expenses                                    56         .00            351        .06%          496          .09%
Merger related costs                           --          --          1,098        .19%           --           --
Fidelity loss (recovery)                       --          --             --         --          (372)       (.07)%
Other expense                               3,910         .65          3,754        .64%        3,919          .71%
                                          -------       -----        -------       ----       -------         ----
Total                                     $13,992        2.33%       $15,359       2.62%      $14,328         2.60%
                                          =======       =====        =======       ====       =======         ====


Salaries and benefits increased in 1999 as a result of growth in personnel in 1999. Total full-time equivalent employees numbered 232 at December 31, 1999, and 204 at December 31, 1998. The level of full-time equivalent employees increased in 1999 as compared to 1998 primarily as a result of new branches being opened in Dickson City and Kingston.

Occupancy costs and furniture and equipment expense increased in 1999 primarily as a result of the increased costs associated with the new branches. Data processing services expense decreased $298,000 in 1999 primarily as a result of the Bank discontinuing the Fiserv service contract. In 1998, the Bank had service contracts with Fiserv and Jack Henry, the servicer for UVB. In 1999, the Bank decided to keep only the Jack Henry contract.

The decrease in foreclosure and other real estate expenses between 1998 and 1999 was primarily due to the resolution of certain loans in the Binghamton loan portfolio in 1998. This was a portfolio of loans purchased by NBO prior to the merger in 1998.

Other expense increased from December 31, 1998 to December 31, 1999 primarily due to an increase in office expense for updating stationary and other supplies to reflect the new First Liberty logo and name. Other expense for 1999 also includes approximately $87,000 for the first year of amortization of the Olyphant Housing Partnership investment.

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


Income Tax Provision

Fluctuations in the 1999, 1998, and 1997 income tax provisions and effective tax rates result, generally, from the changes in federal taxable income and in tax-free income on securities and loans. The decrease in the effective tax rate from 28.2% for 1998 to 20.1% for 1999 is attributable to the Company's low income housing credit related to the Olyphant Housing Partnership investment. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

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

Securities

The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan organizations. Generally, the Bank's investment policy is more restrictive than applicable banking regulations allow and, accordingly, the Bank has invested primarily in U.S. government and agency securities, which qualify as liquid assets under applicable regulations, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. The Bank's investment portfolio consists of those securities that are categorized as held-to-maturity, available-for-
sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1999, the available-for-sale securities portfolio totaled $185,908,000, or 28.5% of assets.

The following table (Table VII) shows maturity data and related weighted-average yields as of December 31, 1999 and carrying values as of December 31, 1999, 1998, and 1997. Yields on available for sale securities are computed using historical amortized cost.




                                    TABLE VII
                              SECURITIES PORTFOLIO

                                                                     December 31, 1999
                                                                     -----------------
                                                            After one   After five
                                                One year      through      through    After ten  No stated
                                                or less    five years    ten years       years    maturity    Total
                                                -------    ----------    ---------       -----    --------    -----

Securities available for sale
U.S. Treasuries
     Market value                                $1,001       $     --    $    --      $    --    $  --     $   1,001
     Yield                                        5.81%             --         --           --       --         5.81%
Municipal securities
     Market value                                 1,020          2,375      7,285       23,537       --        34,217
     Yield                                        4.20%          4.23%      5.22%        5.06%       --         5.01%
Mortgage-backed securities and
     U.S. government agencies
     Market value                                 1,531          7,486         --       57,342       --        66,359
     Yield                                        6.24%          6.22%         --        6.14%       --         6.15%
Collateralized mortgage obligations and
     U.S. government agencies
     Market value                                    --         40,986     14,946       22,423       --        78,355
     Yield                                           --          5.80%      6.21%        6.19%       --         5.99%
Other securities
     Market value                                    --            250         --           --    5,726         5,976
     Yield                                                       6.30%                            6.71%         6.69%

Total market value                               $3,552        $51,097    $22,231     $103,302   $5,726
                                                 ======        =======    =======     ========   ======         =====
$185,908

Weighted average yield                            5.53%          5.79%      5.89%        5.91%    6.71%         5.89%
                                                  =====          =====      =====        =====    =====         =====






                                                                                December 31,
                                                                                ------------
                                                                       1999         1998         1997
                                                                       ----         ----         ----

Securities available for sale
U.S. Treasuries                                                    $  1,001     $ 22,279     $ 15,512
Municipal securities                                                 34,217       48,575        5,657
Mortgage-backed securities and
      U.S. government agencies                                       66,359       70,309       37,819
Collateralized mortgage obligations and U.S.
     government agencies                                             78,355       49,446       63,172
Other securities                                                      5,976        5,954        1,605
                                                                   --------   ----------   ----------

Total                                                              $185,908     $196,563     $123,765
                                                                   ========     ========     ========

Investment securities held to maturity
U.S. Treasuries                                                    $     --     $     --      $27,180
Municipal securities                                                     --           --       30,891
Other                                                                    --           --        3,293
                                                                                              -------

Total                                                              $     --     $     --      $61,364
                                                                                              =======


Loans

During 1999, gross loans, net of unearned income, grew $40,635,000 to $416,550,000 at December 31, 1999. The largest increase was in real estate loans, which increased $35,258,000 to $270,866,600 at December 31, 1999, compared to $235,608,000 at December 31, 1998. The increase in the installment loan portfolio was primarily due to home equity loans and, to a lesser degree, auto loans.

The following table (Table VIII) shows consolidated loans at December 31, 1999, 1998, 1997, 1996 and 1995 (including non-accrual loans), and summarizes the maturity data for loans-gross as of December 31, 1999.




                                   TABLE VIII
                                      LOANS

                                                                   1999       1998       1997       1996       1995
                                                                   ----       ----       ----       ----       ----
Real estate - commercial and residential mortgage               $270,866   $235,608   $226,551   $233,191  $205,907
Commercial, financial and agricultural                                       64,513     67,659     64,822    44,730
41,505
Installment                                                       70,760     67,323     64,321     58,452    45,879
Real estate - construction                                        11,110      6,266      6,030      7,250     8,538
                                                                --------   --------   --------   --------  --------
     Total loans - gross                                         417,249    376,856    361,724    343,623   301,829
Less:  unearned income                                               699        941      1,130      1,147     1,336
                                                                --------   --------   --------   --------  --------

     Total gross loans, net of unearned income                  $416,550   $375,915   $360,594   $342,476  $300,493
                                                                ========   ========   ========   ========  ========




                                                                                December 31, 1999
                                                                                -----------------
                                                                                 After One
                                                                                  Year but
                                                                      Within        Within      Over
                                                                     One Year   Five Years   Five Years     Total
                                                                     --------   ----------   ----------     -----

Real estate - commercial and residential mortgage
     and construction                                                $14,108    $25,784      $237,980      $277,872
Commercial, financial and agricultural                                 7,923     14,054        46,640        68,617
Installment                                                            2,645     39,551        28,564
                                                                     -------    -------      --------      --------
70,760
     Total loans - gross                                             $24,676    $79,389      $313,184      $417,249
                                                                     =======    =======      ========      ========
Fixed rate                                                            17,582     72,586       234,773       324,941
Variable rate                                                          7,094      6,803        78,411        92,308
                                                                     -------    -------      --------      --------
     Total loans - gross                                             $24,676    $79,389      $313,184      $417,249
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

Table IX summarizes the Bank's non-performing assets at December 31, 1999, 1998, 1997, 1996, and 1995.


                                    TABLE IX
                              NON-PERFORMING ASSETS

                                                                   1999       1998       1997       1996       1995
                                                                   ----       ----       ----       ----       ----


Non-accrual loans (1)                                            $1,446     $1,740     $1,607     $4,449    $3,622
Loans past due 90 days or more and still accruing                   154        445        290        713       578
                                                                 ------     ------     ------     ------    ------

     Total non-performing loans                                   1,600      2,185      1,897      5,162     4,200
Real estate owned other than bank premises                          558        479        953        817     1,423
                                                                 ------     ------     ------     ------    ------

     Total                                                       $2,158     $2,664     $2,850     $5,979    $5,623
                                                                 ======     ======     ======     ======    ======

(1.) See Note 4 to the consolidated financial statements concerning interest income on non-accruing loans and Note 1 to the consolidated financial statements - Loans caption - concerning the Bank's policy with regard to accrual of interest.

An analysis of non-accrual loans as of December 31, 1999, 1998, 1997, 1996, and 1995 is as follows:

                                                                   1999       1998       1997       1996       1995
                                                                   ----       ----       ----       ----       ----

Real estate - commercial and residential mortgage                $1,180     $1,377     $  987     $3,006      $2,569
Commercial                                                          266        363        620      1,443       1,053
                                                                 ------     ------     ------     ------      ------

     Total                                                       $1,446     $1,740     $1,607     $4,449      $3,622
                                                                 ======     ======     ======     ======      ======



At December 31, 1999 and 1998, the Company had impaired loans totaling approximately $798,000 and $979,000, respectively, all of which had a related allowance for impairment. At December 31, 1999 and 1998, the allowance for losses on impaired loans totaled $311,000 and $202,000, respectively.

Deposits

Table X summarizes the average deposits and rates paid on deposit categories of average total deposits for the last three years.


                                     TABLE X
                                AVERAGE DEPOSITS

                                                  1999                       1998                      1997
                                                  ----                       ----                      ----
                                          Average      Average      Average      Average      Average       Average
                                         Deposits        Rates     Deposits        Rates     Deposits         Rates
                                         --------        -----     --------        -----     --------         -----

Deposits:
     Domestic:
         NOW accounts                   $  22,039        1.48%    $  24,383        1.77%    $  26,999         1.21%
         Savings deposits                  91,923        2.12%       94,580        2.51%       95,347         2.59%
         Other time deposits                3,270        2.74%        5,222        1.22%       17,394         4.75%
         Money market accounts             27,288        2.15%       24,834        2.66%       21,850         2.25%
         Certificates of deposit          310,566        5.15%      299,118        5.45%      275,296         5.44%

Total interest bearing
         Noninterest-bearing demand     $  53,874                 $  50,422                 $  46,082
                                        =========                 =========                 =========

Total                                   $ 508,960                  $498,559                  $482,968
                                        =========                  ========                  ========



The level of certificates of deposit increased in 1999 due to growth in the Bank's newest branches in Kingston and Dickson City. The level of certificates of deposit increased in 1998 as compared to 1997 primarily due to growth in the Bank's branches in Daleville and Carbondale.

Table XI summarizes the maturity distribution of time deposits greater than $100,000 at December 31, 1999 and 1998 (including open time deposits and savings accounts).


                                    TABLE XI
        MATURITY DISTRIBUTION OF TIME DEPOSITS GREATER THAN $100,000

                                                                 December 31, 1999             December 31, 1998
                                                                 -----------------             -----------------

Domestic:
     Certificates of deposit:
         Three months or less                                              $26,373                       $17,909
         Over three months through twelve months                            25,883                        20,330
         Over one year through three years                                                                 7,982
12,057
         Over three years                                                    3,378                         1,836
                                                                           -------                       -------
         Total Certificates of deposit                                     $63,616                       $52,132
                                                                           =======                       =======



Capital Adequacy

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity decreased $1,691,000 to $57,217,000 at December 31, 1999. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth. However, the Company's ability to pay dividends to shareholders is dependent on its ability to receive dividend payments from the Bank (see note 14 to the consolidated financial statements).

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 1999, of which 4% must be Tier 1 capital. The Company's total risk-based capital was 16.87% at December 31, 1999 and 18.91% at December 31,1998. The Company's Tier 1 risk-based capital ratio was 15.62% at December 31, 1999, and 17.66% at December 31, 1998.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.46% at December 31, 1999 and 9.44% at December 31, 1998.

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

At December 31, 1999, the Bank is classified as well-capitalized with total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios of 16.47%, 15.22% and 9.41%.

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

The following table (Table XII) summarizes the Bank's sensitivity to interest rate fluctuations at December 31, 1999 for certain interest sensitivity periods.


                                    TABLE XII
                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                    Over three     Over six    After one year
                                        Zero to      months to    months to     but within     After five
                                     three months   six months     one year     five years         years      Total
                                     ------------   ----------     --------     ----------         -----      -----

Interest-earning assets:
Securities                              $  20,939     $  9,498     $ 17,486      $ 84,344       $53,624    $185,891
Loans (net of unearned income)             69,865       22,809       42,854       229,816        51,206     416,550
Federal funds sold and interest
     earning deposits                       6,019           --           --            --            --       6,019
                                        ---------     --------     --------      --------       -------    --------
       Total                            $  96,823     $ 32,307     $ 60,340      $314,160      $104,830   $ 608,460
                                        =========     ========     ========      ========      ========   =========
Interest-bearing liabilities:
Now accounts                                3,374        1,047        2,095        12,567         4,189      23,272
Money market accounts                       4,304        2,279        4,557         9,114            --      20,254
Savings (1)                                12,975        4,578        9,491        48,321        16,107     91,472
Time                                      100,097       68,611       54,819        74,768         1,650     299,945
FHLB advances and federal
funds purchased                            67,478           28       10,056        25,452         5,003     108,017
                                        ---------     --------     --------      --------      --------   ---------
       Total                            $ 188,228     $ 76,543     $ 81,018      $170,222      $ 26,949   $ 542,960
                                        =========     ========     ========      ========      ========   =========
Interest rate sensitivity gap            (91,405)     (44,236)     (20,678)       143,938        77,801      65,500
Cumulative interest rate
       sensitivity gap                   (91,405)     (135,641)    (156,319)     (12,381)        65,500          --
Cumulative interest rate
       sensitivity ratio (2)             (13.99)%     (20.76)%     (23.93)%       (1.90)%        10.03%


[FN]
1. The amount shown as repricing within 0 to 3 months is that portion which, based upon average balances, is considered sensitive to changes in interest rates. The Bank's historical experience has been that total savings account balances exhibit minimal movement with changes in interest rates. Accordingly, a percentage of the Bank's savings account balances are not as rate sensitive and are classified in the "After five years" category.
2. Represents the cumulative interest rate sensitivity gap as a percentage of total assets

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

In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 100, 200, and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this rate shock analysis as of December 31, 1999 and 1998.

    Change in Rates         Net Interest Income Change (After tax, in thousands)
    ---------------         ----------------------------------------------------

                               December 31, 1999          December 31, 1998
                               -----------------          -----------------

          +300                     $(3,203)                  $(1,406)
          +200                      (2,126)                     (932)
          +100                      (1,059)                     (428)
          -100                         907                       252
          -200                       1,673                       425
          -300                       2,253                       617

Accounting Developments

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 137 in June 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of certain foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company adopted SFAS No. 133 in its fourth quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $60.3 million transfer of securities from held-to-maturity to available-for-sale and an increase of $725,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this statement did not affect operating results of the Company.

Year 2000

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. These potential shortcomings could result in a system failure or miscalculations, causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. The Company did not incur any additional costs for the Year 2000 in the year ended December 31, 1999. While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000, has passed without incident. As of the date of this filing, the Company has not experienced any significant Year 2000 problems relating to its internal or third-party computer systems, nor has the Company experienced any issues regarding the ability of commercial customers to meet debt services as a result of Year 2000 issues. The Company will continue to monitor systems for problems in the future; however, the costs related to that process are not expected to be significant.

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

Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale, and mortgage-backed securities available for sale, with maturities of less than one year was $29,575,000 at December 31, 1999. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. At December 31, 1999 the Company had a maximum borrowing capacity available to it of approximately $263 million from the Federal Home Loan Bank of Pittsburgh. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 15 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.

Quarterly Financial Data

A comparison of quarterly financial information for 1999 and 1998 is provided in the following table.



                                                                                1999
                                                                                ----
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------

Quarter Ended
Interest income                                        $10,880             $10,764        $10,617        $10,298
Interest expense                                         5,950               5,620          5,565          5,408
Net interest income                                      4,930               5,144          5,052          4,890
Provision for loan losses                                  180                 180            180            180
Net income                                               1,278               1,692          1,539          1,518
Earnings per share    - basic                              .20                 .27            .24            .24
                      - diluted                            .19                 .27            .24            .24


                                                                                1998
                                                                                ----
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------
Quarter Ended
Interest income                                        $10,540             $10,587        $10,664        $10,574
Interest expense                                         5,668               5,696          5,693          5,616
Net interest income                                      4,872               4,891          4,971          4,958
Provision for loan losses                                  135                 135            135            135
Net income                                               1,125               1,238            239          1,399
Earnings per share    - basic                              .17                 .20            .04            .22
                      - diluted                            .17                 .20            .04            .22



Fourth Quarter Results - 1999 versus 1998

Net income for the fourth quarter of 1999 increased $153 from the fourth quarter of 1998. The primary reasons for the increase in net income were increases in Trust service income and decreases in other non-interest expense in 1999.

Market for First Liberty Bank Corp. Common Stock

The stock of First Liberty Bank Corp. is not listed or traded on a recognized securities exchange and is inactively traded. Range of sale prices is gained when available from purchaser or seller at time of transfer for less of 100 shares or more. Quarterly highs and lows are presented below:





                                                   1999                       1998                      1997
                                                   ----                       ----                      ----
                                             High          Low         High          Low         High           Low
                                             ----          ---         ----          ---         ----           ---
Quarter
First                                      $18.94      $18.38        $15.56       $15.38       $11.38        $10.81
Second                                     $18.75      $17.75        $18.63       $15.56       $12.25        $11.06
Third                                      $18.38      $16.75        $19.25       $18.25       $12.50        $11.50
Fourth                                     $18.25      $16.75        $19.00       $18.31       $15.50        $12.50












                  MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Shareholders:

Management of First Liberty Bank Corp. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There  are  inherent   limitations  in  any  internal  control,   including  the
possibility  of human error and the  circumvention  or  overriding  of controls.
Accordingly,  even  effective  internal  control  can  provide  only  reasonable assurance with respect to financial statement preparation.  Further,  because of changes in conditions, the degree of effectiveness of internal control structure may vary over time.

Management assessed the Company's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1999, the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Pennsylvania State Department of Banking and the Federal Deposit Insurance
Corporation as safety and soundness laws and regulations.

The Company assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that First Liberty Bank Corp. compiled, in all material respects, with the designated laws and regulations related to safety and soundness as of December
31, 1999.





William M. Davis                                     Donald J. Gibbs
President & CEO                                      Chief Financial Officer











                                             18





                          Independent Auditors' Report


The Board of Directors
First Liberty Bank Corp.:


We have  audited  the  accompanying  consolidated  balance  sheets  of the First
Liberty Bank Corp.  and  subsidiaries  as of December 31, 1999 and 1998, and the related consolidated statements of operations,  changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31,
1999. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated  financial  statements based on our audits. As described in Note 1,
the  consolidated   financial   statements  of  First  Liberty  Bank  Corp.  and
subsidiaries   for   December   31,   1997,   were   restated   for   the   1998
pooling-of-interests  transaction  with Upper  Valley  Bancorp,  Inc. We did not audit the separate financial statements of Upper Valley Bancorp,  Inc. for 1997,
which  report  total  assets   constituting   44%  and  total  interest   income
constituting  43% of the related  consolidated  totals.  Those  statements  were audited  by other  auditors  whose  report  dated  January  16,  1998,  has been furnished to us, and our opinion,  insofar as it relates to the amounts included for Upper  Valley  Bancorp.  Inc.,  is based  solely on the  report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Bank Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.







Philadelphia, Pennsylvania
February 8, 2000


















1.     Summary of Significant Accounting Policies

       First Liberty Bank Corp.  (the  Company) is a bank holding  company whose principal  subsidiary  as of December 31, 1999, is First Liberty Bank and
       Trust (the Bank) which operates branch bank systems located in Lackawanna
       County,  Pennsylvania.  The Bank  provides  a range of  banking  services typically  associated  with a community bank, the most important of which are the taking of deposits and granting of loans to both  individuals and corporations  within its market area.  The Bank faces  competition in its
       market   from   other   depository   institutions,   some  of  which  are
       substantially  larger  than the Bank and from  other  financial  services companies, including mutual funds, mortgage companies, finance companies, insurance companies, and others.

       (a)    Recent Acquisition

              On June 30, 1998, the Company consummated its acquisition of Upper
              Valley Bancorp, Inc. (Upper Valley) the holding company of NBO. As of December 31, 1998, NBO was a $263 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 shares of the Company's common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the Company's stock price prior to finalization of the acquisition. This resulted in the issuance of approximately
              694,000 shares of the Company's stock. The transaction was tax-free to the shareholders for federal income tax purposes. In connection with the acquisition, the Company recognized $1,098,000 in merger-related costs in the second quarter of 1998.

              The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.
                                                           Year ended
                                                    December 31, 1997

              Net interest income:
                  FNBJ                                        $11,312
                  NBO                                           8,429
                                                              -------
                  Combined                                    $19,741
                                                              =======

              Net income:
                  FNBJ                                         $3,483
                  NBO                                           1,637
                                                               ------
                  Combined                                     $5,120
                                                               ======

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

       (c)    Principles of Consolidation and Presentation

              The  accompanying   consolidated  financial  statements  of  First
              Liberty Bank Corp. and subsidiary  (Company)  include the accounts of First  Liberty  Bank Corp.,  First  Liberty  Bank and Trust and
              First of Jermyn Realty Company,  Inc.  (inactive since inception).
              All significant  intercompany  balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.





              In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The material estimates that are particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses and the valuation of real estate owned.

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

              The Company and the Bank are subject to the regulations of various
              government   agencies.   These   regulations  can  and  do  change
              significantly  from  period to  period.  The Bank  also  undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss  allowances,  and operating  restrictions  resulting from the regulators'  judgments based on information  available to them at the time of their examinations.

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

              There were no securities classified as "trading" during 1999, 1998 or 1997.

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

       (h)    Allowance for Loan Losses

              The allowance for loan losses is  established  through a provision for loan losses charged to expense.  Loans are charged against the allowance  for  loan  losses  when  management  believes  that the collectibility  of the principal is in doubt.  The allowance is an amount that  management  believes will be adequate to absorb known
              and  inherent  losses  on  existing   loans,   based  on  periodic
              evaluations of the loan portfolio by management. These evaluations take into  consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific  problem  loans,  current  economic  conditions  that may affect the borrowers' ability to pay, and other relevant matters.

              While management utilizes the latest available information to determine the allowance for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions as well as adverse changes in the financial condition of borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.




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

       (l)    Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. First Liberty Bank Corp. and its subsidiaries file a consolidated Federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

       (m)    Customer List

              An intangible  asset  representing  a customer  list  purchased is stated at cost less  accumulated  amortization  and is included in
              other   assets.   Amortization   expense   is   computed   on  the
              straight-line  basis over the  estimated  useful life of the asset
              (seven years).

       (n)    Retirement Plans

              The Bank has retirement plans that cover substantially all employees. The provisions of SFAS No. 87, Employers' Accounting for Pensions, are utilized to calculate net pension cost.











       (o)    Earnings per Common Share

              The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).
              All share related information presented in the table below has been adjusted to reflect a four-for-one stock split made effective on October 15, 1999 to shareholders of record as of September 30, 1999.





                                                                         Years ended December 31,
                                                                     1999          1998          1997
                                                                     ----          ----          ----

              Numerator:
                  Net income                                        $ 6,027      $ 4,001        $ 5,120
                                                                    =======      =======        =======

              Denominator:
                  Denominator for basic earnings
                      per share-weighted average shares           6,361,013     6,318,560     6,295,348

              Effect of dilutive securities:
                  Employee stock options                             46,499        59,992        66,060
                                                                  ---------        ------   -----------

              Denominator for dilutive earnings per
                  share-adjusted weighted average
                  shares and assumed exercise                     6,407,512     6,378,552     6,361,408
                                                                  =========     =========     =========

              Basic earnings per share                            $     .95 $         .63 $         .81
                                                                  =========  ============  ============

              Diluted earnings per share                          $     .94 $         .63 $         .80
                                                                  =========  ============  ============




       (p)    Segment Reporting

              In 1998,  First Liberty Bank Corp.  had two  reportable  segments:
              The First National Bank of Jermyn and NBO National Bank. NBO was acquired by the Company on June 30, 1998. The two segments were managed separately until February 16, 1999 when management integrated the two segments into one new segment called First Liberty Bank and Trust.

       (q)    Reclassification

              Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.


2.     Restrictions on Cash and Due from Banks

       The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amounts of those reserve balances approximated $3,550,000 and $980,000 in 1999 and 1998, respectively.

3.     Securities

       The amortized cost and fair value of securities is shown below (in thousands):



                                                                      Gross        Gross
                                                     Amortized   Unrealized   Unrealized         Fair
                                                          Cost        Gains       Losses        Value
                                                     ---------   ----------   ----------        -----

         Securities available for sale:
         December 31, 1999
              U.S. Treasuries                        $   1,000       $    1       $    --    $  1,001
              Municipal securities                      35,905           88       (1,776)      34,217
              Mortgage-backed securities and U.S.
                  government agencies                   68,566           71       (2,278)      66,359
              Collateralized mortgage obligations and
                      U.S. government agencies          81,269           20       (2,934)      78,355
              Marketable equity                          5,726           --           --        5,726
              Corporate obligations                        250           --           --          250
                                                      --------       ------       -------    --------
                                                      $192,716       $  180       $(6,988)   $185,908
                                                      ========       ======       =======    ========

         Securities available for sale:
         December 31, 1998
              U.S. Treasuries                        $  22,105     $    174        $  --    $  22,279
              Municipal securities                      47,435        1,167          (27)      48,575
              Mortgage-backed securities and U.S.
                  government agencies                   70,364          164         (219)      70,309
              Collateralized mortgage obligations and
                      U.S. government agencies          49,554          166         (274)      49,446
              Marketable equity                          5,704           --           --        5,704
              Corporate obligations                        250           --           --          250
                                                      --------       ------       -------    --------
                                                      $195,412       $1,671       $ (520)    $196,563
                                                      ========       ======       =======    ========


       Proceeds from sales of securities available for sale during the year ended December 31, 1999 were $20,518,000 per cash flows, resulting in gross realized gains of $285,000 and gross related losses of $60,000. Proceeds from sales of securities available for sale during the year ended December 31, 1998 were $10,095,000, resulting in gross realized gains of $192,000 and gross realized losses of $145,000. Proceeds from sales of securities available for sale during the year ended December 31, 1997 were $41,727,000, resulting in gross realized gains of $72,000 and gross related losses of $263,000.

       The amortized cost and fair value of securities at December 31, 1999 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                           Securities
                                                       Available-for-sale
                                                       ------------------
                                                     Amortized
                                                        Cost     Fair Value
                                                        ----     ---------

         Within one year                              $  3,559      $3,552
         After one year but
              within five years                         52,601      51,097
         After five years but
              within ten years                          22,803      22,231
         After ten years                               108,027     103,302
         Marketable equity securities                    5,726       5,726
                                                      --------    --------
         Total                                        $192,716    $185,908
                                                      ========    ========

         Weighted average yield                          5.89%       5.89%


       At December 31, 1999 and 1998, securities with an amortized cost of approximately $43,375,000 and $22,035,000 (fair value of approximately $41,831,000 and $22,183,000), respectively, were pledged to secure public deposits as required or permitted by law.

       On October 1, 1998, the Bank transferred certain held-to-maturity securities to the available-for-sale investment portfolio. The amortized cost of the transferred securities was approximately $60,295,000 with an unrealized gain net of taxes of approximately $725,000. This transfer was in accordance with a special reassessment provision contained within Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company as of October 1, 1998. The Bank did not sell any of the transferred securities, during the fourth quarter of 1998.


4.    Loans and Real Estate Owned Other than Bank Premises

      The following is a summary of the Company's loan portfolio on December 31, 1999 and 1998 (in thousands):


                                                                                    1999         1998
                                                                                    ----         ----

         Real estate - commercial and residential mortgage                      $270,866     $235,608
         Commercial, financial, and agricultural                                  64,513       67,659
         Installment loans                                                        70,760       67,323
         Real estate - construction                                               11,110        6,266
                                                                                --------     --------
              Total loans - gross                                                417,249      376,856

         Less unearned income                                                        699          941
         Allowance for loan losses                                                 5,107        4,618
                                                                                --------     --------
         Net loans                                                              $411,443     $371,297
                                                                                ========     ========



       Accrued   interest   receivable  on  loans  amounted  to  $1,740,000  and
       $1,863,000 at December 31, 1999 and 1998, respectively.

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

       Presented below are total nonaccruing loans of the Company at December 31, 1999, 1998, and 1997. Also shown is the approximate related amount of interest recorded as income and interest which would have been recorded as income had the loans been performing at the contractual terms for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                               1999         1998         1997
                                               ----         ----         ----

         Nonaccrual loans                     $1,446      $1,740       $1,607
         Interest income recorded                 94         68            43
         Interest income not recorded            154        147           137

       At December 31, 1999 and 1998, the Company had impaired loans totaling approximately $798,000 and $979,000, respectively, all of which had a related allowance for impairment. At December 31, 1999 and 1998, the allowance for losses on impaired loans totaled $311,000 and $202,000, respectively. The average balance of impaired loans for 1999, 1998 and 1997 was $889,000, $514,000 and $715,000, respectively. There were no charge-offs or recoveries on impaired loans during either 1999, 1998, or 1997. The Bank recognizes interest income on impaired loans on a cash basis method. There was no interest income recognized on impaired loans for the years ended December 31, 1999, 1998 and 1997.

       The following table presents 1999 activity in the amounts due to the Bank from principal officers, directors and their related businesses in excess of $60,000. The indebtedness was incurred in the ordinary course of business, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (in thousands):

                                                                                                            1999
                                                                                                            ----

         Balance, at beginning of year                                                                     $7,136
         Additions                                                                                          2,403
         Repayments                                                                                        (4,337)
                                                                                                           -------
         Balance, at end of year                                                                           $5,203


       At December 31, 1999, 1998, and 1997 the Bank serviced loans for others of $6,399,000, $7,485,000 and $3,019,000, respectively.

       An analysis of real estate owned other than bank premises for 1999 and 1998 follows (in thousands):

                                                                                                    Year Ended
                                                                                                 1999       1998
                                                                                                 ----       ----

         Balance, at beginning of year                                                            $479      $953
         Transfers from real estate - commercial and real estate loans category                    712       378
         Real estate sales                                                                        (635)     (586)
         Gain (loss) on disposition of real estate                                                  12      (266)
         Writedown of real estate to fair value                                                    (10)       --
                                                                                                  ----      ----
         Balance, at end of year                                                                   $558     $479
                                                                                                   ====     ====



5.     Allowance For Loan Losses

       A summary of the transactions in the Bank's allowance for loan losses is as follows (in thousands):


                                                                                    1999         1998       1997
                                                                                    ----         ----       ----

         Balance, January 1                                                        $4,618      $4,562     $5,017
         Losses charged to allowance                                                  676         777      1,307
         Recoveries credited to allowance                                             445         293        252
                                                                                   ------      ------     ------
         Net charge-offs                                                              231         484      1,055
         Provision charged to operations                                              720         540        600
                                                                                   ------      ------     ------

         Balance, December 31                                                      $5,107      $4,618     $4,562
                                                                                   ======      ======     ======



6.     Bank Premises, Leasehold Improvements, and Furniture and Equipment

       A summary of the Company's bank premises, leasehold improvements, and furniture and equipment is as follows (in thousands):


                                                                                                  December 31,
                                                                                               1999         1998
                                                                                               ----         ----

         Land and buildings                                                                   $12,646      $8,447
         Land under capitalized lease                                                             302         302
         Bank premises and leasehold improvements
              under capitalized lease                                                           1,720       2,260
         Furniture and equipment                                                                7,260       6,471
                                                                                              -------      ------
                  Total at cost                                                                21,928      17,480
         Less: Accumulated depreciation and
                  amortization                                                                 (7,497)     (7,173)
                                                                                              -------      ------
         Net bank premises, leasehold improvements
              and furniture and equipment                                                     $14,431     $10,307
                                                                                              =======     =======


7.     Deposits

       Deposits consist of the following major classifications (in thousands):


                                                                         At December 31,
                                                              1999                               1998
                                                              ----                               ----
                                             Weighted                Percent      Weighted                Percent
                                              Average                     of      Average                      of
                                                 Rate       Amount     Total         Rate      Amount       Total
                                                 ----       ------     -----         ----      ------       -----

         NOW accounts                           1.51%     $ 23,274       4.8        1.51%    $ 22,089         4.5
         Savings deposits                       2.02%       89,481      18.5        2.02%      93,726        18.9
         Other time deposits                    2.89%        1,989        .4        3.00%       2,022          .4
         Money Market accounts                  2.28%       20,255       4.2        2.28%      28,979         5.8
         Certificates of deposit                5.25%      299,945      61.9        5.37%     294,512        59.3
         Noninterest bearing demand                         49,502      10.2                   55,272        11.1
                                                           -------      ----                 --------        ----
         Total deposits at end of period                  $484,446      100%                 $496,600        100%
                                                          ========      ====                 ========        ====


       While the certificates frequently are renewed at maturity rather than paid out, a summary of certificates of deposit greater than $100,000 by contractual maturity at December 31, 1999 and 1998 is as follows (in thousands):

                                                                                                 1999       1998
                                                                                                 ----       ----

         Three months or less                                                                   $26,373  $17,909
         Over three months through twelve months                                                 25,883   20,330
         Over one year through three years                                                        7,982   12,057
         Over three years                                                                         3,378    1,836
                                                                                                -------  -------
              Total                                                                             $63,616  $52,132
                                                                                                =======  =======


       Interest expense approximated $3,737,000, $3,305,000 and $2,839,000 for certificates of deposit greater than $100,000 in the years ended December 31, 1999, 1998 and 1997, respectively.


8.     Capitalized Lease Obligation

       The Bank has capitalized a noncancelable lease for two office buildings that expires in the year 2004. The lease requires payment of property taxes, maintenance costs, and insurance on the properties.

       Future minimum payments, by year and in the aggregate, under the capitalized lease obligation are as follows (in thousands):

         2000                                             $155
         2001                                              155
         2002                                              155
         2003                                              155
         2004                                              103
                                                          ----
         Total minimum lease payments                     $723
         Less amount representing interest                (155)
                                                          ----
         Present value of net minimum lease payments      $568
                                                          ====

[/TABLE]


9.     Other Borrowed Money

       The Bank maintains a collateralized maximum borrowing capacity of $263,148,000 with the Federal Home Loan Bank of Pittsburgh (FHLB). The Bank's first advance of $10,000,000 was borrowed on January 30, 1996, and will mature on August 23, 2000, with a fixed rate of 5.79%. A $5,000,000 and $10,000,000 advance were both borrowed in September 1997 with rates of 5.55% and 5.52%, respectively. They both have a conversion date of September 1999, adjustable quarterly thereafter at the option of the FHLB. An additional $5,000,000 advance was borrowed on January 16, 1998 as a seven-year/two-year convertible program with a fixed rate of 5.14% also adjustable quarterly thereafter. In November, a 91-day, 5.43% fixed rate advance maturing on January 3, 2000, was borrowed in the amount of $30,000,000. On December 3, 1999, the Bank borrowed two additional advances; one in the amount of $10,000,000 with a rate of 6.16% taken as a five-year/two-year convertible advance and a 90-day, 6.10% fixed rate advance.



                                                                           Maximum                         Weighted
                                                                            Amount          Average         Average
                                                      Weighted      Outstanding at           Amount        Interest
                                     Balance           Average           Month End      Outstanding            Rate
                                      End of          Interest          During the       During the      During the
           1999                       Period              Rate              Period           Period          Period
           ----                    ---------      ------------  ------------------   --------------    ------------


       FHLB advances             $75,000,000             5.62%         $75,000,000      $54,949,000            5.55%
       Federal funds purchased    32,450,000             5.00           32,450,000        5,603,000            5.46

           1998

       FHLB advances             $50,000,000             5.51%         $50,000,000      $49,589,000            5.53%
       Federal funds purchased     5,000,000             4.50            5,000,000           30,000            3.33

           1997

       FHLB advances             $40,000,000             5.62%          40,000,000       38,309,000            5.75%
       Federal funds purchased            --               --            3,416,200           38,000            7.89



       Advances from the FHLB with fixed rates ranging from 5.14% to 6.16% at December 31, 1999, are due as follows:



                                                                                Weighted
                                                                                 Average
                                                            Amount                  Rate
                                                            ------              --------

                                2000                   $45,000,000                5.58%
                                2001                            --                  --
                                2002                    15,000,000                5.53
                                2003                            --                  --
                                2004                    10,000,000                6.16
                                2005                     5,000,000                5.14
                                                       -----------

                                                       $75,000,000
                                                       ===========


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

              The following tables set forth FLIB's pension plan's status as of and for the years indicated (in thousands):



                                                                                 1999         1998          1997
                                                                                 ----         ----          ----
              Change in benefit obligation:
                  Benefit obligation at beginning of year                     $ 9,502       $7,271        $6,430
                  Service cost                                                    577          423           337
                  Interest cost                                                   570          556           441
                  Actuarial loss (gain)                                       (1,752)        1,452           242
                  Benefits paid                                                 (216)        (200)         (179)
                  Benefit obligation at end of year                           $8,681        $9,502        $7,271
                                                                              =======       ======        ======

              Change in plan assets:
                  Fair value of plan assets at beginning of year              $8,464        $7,525        $6,361
                  Actual return on plan assets                                   774           979           933
                  Employer contributions                                          --           160           410
                  Benefits paid                                                (216)         (200)         (179)
                                                                              ------        ------        ------
                      Fair value of plan assets at end of year                $9,022        $8,464        $7,525
                                                                              ======        ======        ======

              Funded status:
                  Funded (unfunded) status                                    $  341      $(1,038)          $255
                  Unrecognized transition (asset) obligation                      32            35            38
                  Unrecognized net prior service cost (benefit)                 (336)         (80)          (87)
                  Unrecognized net (gain) loss                                  (780)          742         (310)
                                                                              -------     --------       -------
                      Net amount recognized                                   $ (743)     $  (341)       $ (104)
                                                                              =======     ========       =======

              Components of net periodic benefit cost:
                  Service cost                                                $  577          $423          $337
                  Interest cost                                                  570           556           442
                  Expected return on plan assets (gain) loss                   (724)         (638)         (487)
                  Amortization of transition (asset) obligation                    3             3             3
                  Amortization of prior service (benefit) cost                  (24)           (6)           (6)
                                                                              -------     --------       -------
                      Net periodic benefit cost                                  $402         $338          $289
                                                                              =======     ========       =======   ====

              Assumptions used to value the APBO: (1)
                  Discount rate                                                  7.50         6.50          6.75
                  Expected long-term rate of return on assets                    8.50         8.50          7.50
                  Rate of compensation increases                                 5.00         4.50          4.50



[FN]
              (1) Assumptions for 1997 reflect First National Bank of Jermyn's rates. Assumptions for NBO National Bank at December 31, 1997, were discount rate, 7.50%; expected long-term rate of return on assets, 8.50%; and rate of compensation increases, 4.00%.


11.    Income Taxes

       The components of income tax expense (benefits) are as follows (in thousands):


                                                                                    1999         1998       1997
                                                                                    ----         ----       ----

         Current - Federal                                                        $1,377      $1,825     $1,429
         Deferred - Federal                                                          144       (255)        308
                                                                                  ------      ------     ------
                                                                                  $1,521      $1,570     $1,737
                                                                                  ======      ======     ======


       A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):


                                                                                    1999         1998       1997
                                                                                    ----         ----       ----

         Tax expense at 34% rate                                                  $2,566       $1,894      $2,331
         Interest from tax-exempt loans and investments, net                       (790)        (794)       (630)
         Nondeductible merger costs                                                   --          138          --
         Cash surrender value - life insurance                                      (78)           --          --
         Low income housing tax credits                                             (74)           --          --
         Other, net                                                                (103)          332          36
                                                                                  ------       ------      ------
              Income tax expense                                                  $1,521        1,570      $1,737
                                                                                  ======       ======      ======




       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 in accordance with SFAS No. 109 are presented below (in thousands):



                                                                                                 l999       1998
                                                                                                 ----       ----

         Deferred tax assets:
                  Unrealized losses on securities available for sale                            $2,313     $    0
                  Allowance for loan losses                                                      1,209        984
                  Deferred loan fees                                                               276        349
                  Deferred directors fees                                                           64         77
                  Employee benefits                                                                350        231
                  Tax credit carryforwards                                                         345        645
                  Others, net                                                                       88        276
                                                                                                ------     ------
         Total gross deferred tax assets                                                        $4,645     $2,562
                                                                                                ======     ======
         Deferred tax liabilities:
                  Depreciation                                                                   (128)      (214)
                  Unrealized gains on securities
                      available for sale                                                            --      (392)
                                                                                                ------     ------
         Total gross deferred tax liabilities                                                    (128)      (606)
         Net deferred tax asset                                                                 $4,517     $1,956
                                                                                                ======     ======


       Based on the Company's current and past taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 1999. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

       The  related  tax  effects   allocated   to  each   component   of  Other
       Comprehensive Income are as follows (in thousands):



                                       December 31, 1999             December 31, 1998               December 31, 1997
                                       -----------------             -----------------               -----------------

                                              Tax                             Tax                            Tax
                                 Before (Expense)      Net of    Before (Expense)      Net of  Before  (Expense)   Net of
                                    Tax        or         Tax       Tax        or         Tax     Tax         or        Tax
                                 Amount   Benefit      Amount    Amount   Benefit      Amount  Amount    Benefit    Amount
                                 ------   -------      ------    ------   -------      ------  ------    -------    ------

       Unrealized gains on
       securities:
           Unrealized holding
              (losses) gains arising
              during period    $(7,734)     2,629     (5,105)      $335      (85)        250     986     (250)         736
           Add:  transfers from
              held to maturity to
              available for sale     --        --          --     1,142     (417)        725      --        --          --
           Reclassification
              adjustment for (gains)
              losses realized in
              net income          (225)        76      (149)       (71)        24       (47)     256      (65)         191
                                 ------     -----      -----     ------     -----      -----   -----     -----    --------
       Net unrealized (losses)
       gains                   $(7,959)     2,705     (5,254)    $1,406     (478)        928   1,242     (315)         927
                               ========     =====     =======    ======     =====      =====   =====     =====    ========




12.    Stock Options Plan

       In connection with its acquisition of Upper Valley, the Company assumed stock options outstanding previously granted by Upper Valley under a stock option plan (Option Plan) for officers, directors and employees of the Company and its subsidiaries. The Option Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 275,600 awards may be granted under the Option Plan. At December 31, 1999, there were 114,100 shares available for future grants under the Option Plan.

       The Option Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, stock options). All awards are to be granted at not less than the market price of the Company's common stock on the date of the grant and expire no later than ten years from the grant date. In August 1995, the Board of Upper Valley granted options to purchase 161,500 shares at an exercise price of $8.35 per share, which are exercisable through July 2005. Options issued to members of Upper Valley's Board of Directors totaling 77,168 vested in 1996 and became exercisable. Options issued to officers totaling 84,332, of which 2,908 and 2,756 were subsequently forfeited in 1997 and 1996, respectively, vested in cumulative annual installments of 33 and 1/3% beginning on the first anniversary date of the grant. As a result of change in control provisions in the Option Plan, all options became immediately exercisable upon Upper Valley's merger with First Jermyn on June 30, 1998.

       A summary of the status of the Company's Stock Option Plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:


                                                          1999                      1998                       1997
                                                          ----                      ----                       ----

                                                     Weighted-                      Weighted-                 Weighted-
                                                       Average                        Average                   Average
                                     Shares      Exercise Price      Shares      Exercise Price   Shares    Exercise Price
                                     ------      --------------      ------      --------------   ------    --------------

       Stock Options:
           Outstanding at beginning year   98,988       $ 8.35      154,584       $ 8.35      158,992        $ 8.35
           Granted                             --           --           --           --           --            --
           Exercised                     (18,436)         8.35     (52,688)         8.35      (1,652)          8.35
           Canceled                            --                   (2,908)         8.35      (2,756)          8.35
                                          -------                ----------                 ---------
           Outstanding at end of year      80,552                    98,988         8.35      154,584          8.35
           Exercisable at end of year      80,552                    98,988                   129,348



       The Black-Scholes option pricing model was used to determine the grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 6.6%; expected option life of 10 years; and cash dividend yield of 2.0%.

       In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123. Had the grant-date fair-value provisions of SFAS No. 123 been adopted, the Company would have
       recognized  $0  in  1999,   $43,000  in  1998  and  $45,000  in  1997  of
       compensation expense related to options granted in 1995 under its Option Plan. As a result, proforma net income of the Company would have been the same in 1999, $3,958,000 in 1998 and $5,075,000 in 1997, and proforma diluted earnings per share would have been the same in 1999, $.63 in 1998, $.80 in 1997.

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


14.    Commitments and Contingent Liabilities

       In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments include various commitments to extend credit. At December 31, 1999, approximate unused commitments were as follows (in thousands):

                      Revolving home equity lines                   $ 4,194
                      Real estate - mortgages                        26,287
                      Standby letters of credit                       3,740
                      Other                                          24,694
                                                                    -------
                           Total                                    $58,919
                                                                    =======

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

       Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Banks meet all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

       The following table illustrates the consolidated levels of capital amounts and ratios for First Liberty BankCorp. (FLIB); First National Bank of Jermyn (FNBJ) and NBO National Bank (NBO):


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
                                                 ------               -----------------          -----------------
As of December 31, 1999                    Amount      Ratio           Amount      Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets):
         FLIB                             $66,183      16.87%          $31,379    >8.00%         $39,224      >10.00%
                                                                                  -                           -

Tier I Capital (to Risk Weighted Assets):
         FLIB                              61,277      15.62%           15,690    >4.00%          23,535      >6.00%
                                                                                  -                           -

Tier I Capital (to Average Assets):
         FLIB                              61,277       9.46%           25,908    >4.00%          32,385      >5.00%
                                                                                  -                           -


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
                                                 ------               -----------------          -----------------
As of December 31, 1999                    Amount      Ratio           Amount      Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets):
         FLIB                             $61,900      18.91%         $26,188       >8.00%      $32,735      >10.00%
                                                                                    -                        -
         FNBJ                              34,353      16.48%          16,674       >8.00%       20,843      >10.00%
                                                                                    -
         NBO                               27,542      17.25%          12,771       >8.00%       15,964      >10.00%
                                                                                    -

Tier I Capital (to Risk Weighted Assets):
         FLIB                              57,802       17.66%         13,094       >4.00%       19,641       >6.00%
                                                                                    -                         -
         FNBJ                              31,790       15.25%          8,337       >4.00%       12,506       >6.00%
                                                                                    -                         -
         NBO                               25,546       16.00%          6,386       >4.00%        9,578       >6.00%
                                                                                    -                         -

Tier I Capital (to Average Assets):
         FLIB                              57,802        9.44%         24,799       >4.00%       30,999       >5.00%
                                                                                    -                         -
         FNBJ                              31,790        9.06%         14,170       >4.00%       17,713       >5.00%
                                                                                    -                         -
         NBO                               25,546        9.77%         10,611       >4.00%       13,264       >5.00%
                                                                                    -                         -



       Banking regulations limit the amount of dividends that may be paid without prior approval of the applicable regulatory agency. Under these limitations, the payment in any year is limited to the net profits (as defined by the regulations) for that year plus the retained net profits (as defined by the regulations) for the preceding two years. The Company and Bank are also subject to minimum capital levels which could minimize payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required. The limit on dividends by First Liberty Bank and Trust to the Company as of December 31, 1999, was approximately $10,297,000.

       Federal bank laws and regulations prohibit First Liberty Bank and Trust from extending credit to the Company in excess of its capital and surplus (as defined by the regulations). First Liberty Bank and Trust's limit on extension of credit to the Company was approximately $8,116,000 as of December 31, 1999.


16.    Parent Company Financial Statements


                                          BALANCE SHEETS AT DECEMBER 31, 1999 AND 1998
                                                   (In Thousands of Dollars)

                                                                                                 1999       1998
                                                                                                 ----       ----
         ASSETS:
              Investment in subsidiaries                                                        $56,899    $58,646
              Cash                                                                                  154          3
              Other assets                                                                          164        259
                                                                                                -------    -------
                  Total assets                                                                  $57,217    $58,908
                                                                                                =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY:
              Dividends payable                                                                 $    --    $    --
              Shareholders' equity                                                               57,217     58,908
                                                                                                -------    -------
                  Total liabilities and shareholders' equity                                    $57,217    $58,908
                                                                                                =======    =======




                                                      STATEMENTS OF INCOME
                                      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                   (In Thousands of Dollars)

                                                                                    1999         1998       1997
                                                                                    ----         ----       ----

         EARNINGS OF SUBSIDIARIES:
              Dividends received                                                   $2,672       2,170     $2,119
              Undistributed net income                                             3,365        1,838      3,007
         Other expenses - net                                                         10            7          8
         Federal income tax benefit                                                   --           --          2
                                                                                   ------      ------     ------
                                                                                   $6,027      $4,001     $5,120
                                                                                   ======      ======     ======

                                               STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                   (In Thousands of Dollars)

                                                                                    1999         1998       1997
                                                                                    ----         ----       ----
         OPERATING ACTIVITIES
              Net income                                                           $6,027      $4,001     $5,120
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                      Equity in undistributed net income of subsidiaries           (3,365)    (1,838)    (3,007)
                      Depreciation                                                     7            7          7
                      Decrease in dividends payable                                   --        (220)         --
                      Decrease in other assets, net                                   --          220          1
                                                                                  -------     -------    -------
                           Net cash provided by operating activities                2,669       2,170      2,121
                                                                                  -------     -------    -------
         INVESTING ACTIVITIES:
              (Increase) decrease in investment in subsidiaries                      (54)       (734)         --
                                                                                  -------     -------    -------
                           Net cash used in investing activities                     (54)       (734)        --
                                                                                  -------     -------    -------
         FINANCING ACTIVITIES:
              Dividends paid to shareholders                                      (2,672)     (2,179)    (2,119)
              Issuance of common stock                                                208         574         14
                                                                                  -------     -------    -------
                  Net cash used in financing activities                             2,464     (1,605)    (2,105)
                                                                                  -------     -------    -------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             151       (169)         16
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 3         172        156
                                                                                  -------     -------    -------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   154      $    3    $   172
                                                                                  =======     =======    =======



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

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       (a) Cash, Due From Banks, Federal Funds Sold and Purchased, Accrued Interest Receivable, and Accrued Interest Payable

              For cash, due from banks, federal funds sold/purchased, and accrued interest receivable/payable the carrying amount is a reasonable estimate of fair value.

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

              The carrying amount and estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                                                     December 31,
                                                                          1999                        1998
                                                                          ----                        ----
                                                                 Carrying        Fair       Carrying         Fair
                                                                   Amount       Value         Amount        Value
                                                                   ------       -----         ------        -----

         Financial assets:
              Cash and due from banks
                  and federal funds sold                        $  26,023     $26,023      $  25,628    $  25,628
              Securities available for sale                       185,908     185,908        196,563      196,563
              Loans, net                                          411,443     367,390        371,297      386,343
              Accrued interest receivable                           3,397       3,397          3,914        3,914

         Financial liabilities:
              Deposits                                          $ 484,446   $ 486,799       $496,600     $494,866
              Federal funds purchased                              32,450      32,450          5,000        5,000
              Other borrowed money                                 75,567      75,567         50,660       50,660
              Accrued interest payable                              2,040       2,040          2,218        2,218

              The  fair  values  of  the  Banks'   off-balance  sheet  financial
              instruments  at  December  31,  1999 and 1998,  are as follows (in thousands):

                                                                                     December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                 Contract        Fair       Contract         Fair
                                                                    Value       Value          Value        Value
                                                                    -----       -----          -----        -----

         Off-balance sheet instruments:
                  Commitments to extend credit                  $  30,481       $ 457        $14,817         $120
                  Standby letters of credit                         3,740          56          1,217           15
                  Other                                            24,694         370         13,224          174


                    CONSENT OF INDEPENDENT AUDITORS
                    -------------------------------


The Board of Directors
First Liberty Bank Corp.

We consent to incorporation by reference in the Registration Statement (No. 333-62941) on Form S-8 of First Liberty Bank Corp. of our report dated February 8, 2000, relating to the consolidated balance sheets of First Liberty Bank Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, chages in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of First Liberty Bank Corp.






/s/  KPMG LLP

Philadelphia, Pennsylvania

March 29, 2000

Exhibit 21



                              SUBSIDIARIES OF THE REGISTRANT

First Liberty Bank & Trust
First Jermyn Realty Co., Inc.