Form 10-K/A
period 1999-12-31
FIRST LIBERTY BANK CORP
filed 2000-03-31
CIK 741562

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

/S/    Michael A. Barbetti     Director                           March 22, 2000
------------------------------
       Michael A. Barbetti

/S/    Fred J. Gentile         Director                           March 22, 2000
------------------------------
       Fred J. Gentile

/S/    Harold S. Kaplan        Director                           March 22, 2000
------------------------------
       Harold S. Kaplan

/S/    Norman E. Woodworth     Director                           March 22, 2000
------------------------------
       Norman E. Woodworth


                                                         FIRST LIBERTY BANK CORP.
                                                           Financial Highlights
                                                (Dollars In Thousands, Except Share Data)

                                    For the Year                                     1999              1998             1997

Total interest income                                                           $   42,559        $   42,365        $   41,316
Total interest expense                                                              22,543            22,673            21,575
Net interest income                                                                 20,016            19,692            19,741
Provision for loan losses                                                              720               540               600
Non-interest income                                                                  2,244             1,778             2,044
Non-interest expense                                                                13,992            15,359            14,328
Income tax provision                                                                 1,521             1,570             1,737
Net income                                                                           6,027             4,001             5,120
Cash dividends paid                                                                  2,672             2,179             2,119

                                   At Year-End
Assets                                                                          $  653,275       $   615,370       $   585,051
Loans, gross                                                                       417,249           376,856           361,724
Allowance for loan losses                                                            5,107             4,618             4,562
Securities                                                                         185,908           196,563           185,129
Deposits                                                                           484,446           496,600           484,802
Shareholders' equity                                                                57,217            58,908            55,584

                                   Share Data
Net income - basic                                                              $     0.95       $      0.63       $      0.81
Net income - diluted                                                                  0.94              0.63              0.80
Cash dividends                                                                        0.42              0.35              0.35
Book value (1)                                                                        8.99              9.28              8.83
Number of shares outstanding, net (at year-end)                                  6,366,984         6,348,548         6,296,260

                                 Selected Ratios
Return on assets (net income divided by average total assets)                        0.95%             0.66%             0.88%
Return on equity (net income divided by average equity)                             10.28%             7.06%             9.59%
Common stock dividend payout rate (dividends declared divided
      by net income)                                                                44.33%            54.46%            41.39%
Equity to assets ratio (average equity divided by average total assets)              9.26%             9.35%             9.21%
Tier I Leverage Ratio                                                                9.46%             9.44%             9.33%
Risk-Based Capital Ratio, Tier I                                                    15.62%            17.66%            15.81%
Risk-Based Capital Ratio, Total                                                     16.87%            18.91%            17.06%

[FN]
(1) Based on shareholders' equity and number of shares outstanding at year-end.

                                                        FIRST LIBERTY BANK CORP.
                                                            Financial Review
                                                         Selected Financial Data
                                                (Dollars In Thousands, Except Share Data)





             For the Year                     1999                1998              1997                1996               1995
                                        -----------------  ---------------    ---------------     ----------------    --------------

Total interest income                   $      42,559      $       42,365      $      41,316       $      39,939       $     37,727
Total interest expense                         22,543              22,673             21,575              20,523             19,952
Net interest income                            20,016              19,692             19,741              19,416             17,775
Provision for loan losses                         720                 540                600                 833              1,365
Non-interest income                             2,244               1,778              2,044               2,254              1,469
Non-interest expense                           13,992              15,359             14,328              14,024             13,589
Income tax provision                            1,521               1,570              1,737               1,743                869
Net income                                      6,027               4,001              5,120               5,070              3,421
Cash dividends paid                             2,672               2,179              2,119               1,925              1,968

              At Year-End

Assets                                $       653,275    $        615,370    $       585,051     $       576,696    $       546,483
Loans, gross                                  417,249             376,856            361,724             343,623            301,829
Allowance for loan losses                       5,107               4,618              4,562               5,017              4,787
Securities                                    185,908             196,563            185,129             191,208            203,347
Deposits                                      484,446             496,600            484,802             487,584            492,788
Shareholders' equity                           57,217              58,908             55,584              51,642             48,658

              Share Data

Net Income - basic                       $       0.95    $           0.63    $          0.81     $          0.81    $          0.54
Net Income - diluted                             0.94                0.63               0.80                0.80               0.54
Cash dividends                                   0.42                0.35               0.35                0.31               0.29
Book value (1)                                   8.99                9.28               8.83                8.21               7.73
Number of shares outstanding, net           6,366,984           6,348,548          6,296,260           6,294,720          6,294,720
  (at year-end)

[FN]
(1) Based on shareholders' equity and number of shares outstanding at year-end.

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






/s/ KPMG LLP
Philadelphia, Pennsylvania
February 8, 2000


                                                         FIRST LIBERTY BANK CORP.
                                                        Consolidated Balance Sheets
                                          (In Thousands of Dollars, Except Per Share Information)

                                                                                                 December 31
                                                                                      -------------------------------------
                                                                                      -----------------   -----------------
                                                                                            1999                1998
                                                                                      -----------------   -----------------

                                              Assets

Cash and due from banks                                                                  $    26,023        $     20,628
Federal funds sold                                                                                --               5,000
                                                                                         -----------        ------------

            Cash and cash equivalents                                                         26,023              25,628
                                                                                         -----------        ------------

Securities available for sale                                                                185,908             196,563

Loans, gross                                                                                 417,249             376,856
    Less:
       Unearned income                                                                          (699)               (941)
       Allowance for loan losses                                                              (5,107)             (4,618)
                                                                                          -----------        ------------

            Loans, net                                                                       411,443             371,297
                                                                                          -----------        ------------

Accrued interest receivable                                                                    3,397               3,914
Bank premises, leasehold improvements
     and furniture and equipment-- net                                                        14,431              10,307
Real estate owned                                                                                558                 479
Other assets                                                                                  11,515               7,182
                                                                                          -----------        ------------

            Total assets                                                                 $   653,275         $   615,370
                                                                                         ============        ============

                                            Liabilities

Deposits:
     Noninterest-bearing demand                                                          $    49,502         $    55,272
     Interest-bearing                                                                        434,944             441,328
                                                                                         -----------         ------------

            Total deposits                                                                   484,446             496,600
                                                                                         -----------         ------------

Federal funds purchased                                                                       32,450               5,000
Other borrowed money                                                                          75,567              50,660
Accrued interest payable                                                                       2,040               2,218
Other liabilities                                                                              1,555               1,984
                                                                                         -----------         ------------

                    Total liabilities                                                        596,058             556,462
                                                                                         -----------         ------------

                                       Shareholders' Equity

Common stock, $.31 par value; authorized,
    10,000,000 shares; issued, 6,427,804 and
    6,409,368 shares, respectively                                                             2,009               2,003
Surplus                                                                                        6,107               5,905
Retained earnings                                                                             53,790              50,435
Accumulated other comprehensive income (loss)                                                 (4,493)                761
Less: Treasury stock-- at cost (60,820 shares)                                                  (196)               (196)
                                                                                         -----------         ------------

            Total shareholders' equity                                                        57,217              58,908
                                                                                         -----------         ------------

Total liabilities and shareholders' equity                                               $   653,275         $   615,370
                                                                                         ===========         ============

[FN]
See accompanying notes to consolidated financial statements.


                                                         FIRST LIBERTY BANK CORP.
                                                   Consolidated Statements of Operations
                                          (In Thousands of Dollars, Except Per Share Information)


                                                                                            For the Year Ended December 31
                                                                                    ----------------------------------------------
                                                                                      1999                1998              1997
                                                                                    -------             --------          --------
Interest income:
    Interest and fees on loans                                                     $ 30,727             $ 30,305          $ 29,350
    Interest on interest-bearing deposits                                               439                  642                16
    Interest and dividends on securities:
       Taxable                                                                        9,163                8,453             9,465
       Exempt from federal taxes                                                      2,157                2,359             1,767
    Interest on federal funds sold                                                       73                  606               718
                                                                                   --------             --------          --------
                  Total interest income                                              42,559               42,365            41,316
                                                                                   --------             --------          --------

Interest expense:
    Deposits                                                                         19,128               19,834            19,294
    Federal funds purchased                                                             306                    1                 2
    Capitalized lease obligation and borrowed funds                                   3,109                2,838             2,279
                                                                                   --------             --------          --------
                    Total interest expense                                           22,543               22,673            21,575
                                                                                   --------             --------          --------
Net interest income                                                                  20,016               19,692            19,741
Provision for loan losses                                                               720                  540               600
                                                                                   --------             --------          --------
Net interest income after provision for loan losses                                  19,296               19,152            19,141
Non-interest income:
    Service charges and fees                                                            683                  699               807
    Gain/loss on sale of securities                                                     225                   47              (191)
    Restructuring of deferred compensation plans                                         --                   --               385
    Trust                                                                               666                  496               402
    Other                                                                               670                  536               641
                                                                                   --------             --------          --------
                    Total noninterest income                                          2,244                1,778             2,044

Non-interest expense:
    Salaries and benefits                                                             7,212                7,080             7,460
    Net occupancy and furniture/equipment expenses                                    2,462                2,426             2,198
    Data processing services                                                            352                  650               627
    Office expense                                                                      571                  231               238
    Foreclosures and other real estate expense                                           56                  351               496
    Merger related costs                                                                 --                1,098                --
    Fidelity (recovery) loss                                                             --                   --              (372)
    Other expense                                                                     3,339                3,523             3,681
                                                                                   --------             --------          --------
                    Total noninterest expense                                        13,992               15,359            14,328
                                                                                   --------             --------          --------
                    Income before income tax provision                                7,548                5,571             6,857

Income tax provision                                                                  1,521                1,570             1,737
                                                                                   --------             --------          --------
Net income                                                                          $ 6,027              $ 4,001           $ 5,120
                                                                                   ========             ========          ========
Net income                                                                          $ 6,027              $ 4,001           $ 5,120
Other comprehensive income, net of tax:
    Unrealized gain on securities:
       Unrealized holding (losses) gains arising during period                       (5,105)                 975               736
       Reclassification adjustment for (gains) losses
            included in net income                                                     (149)                 (47)              191
                                                                                   --------             --------          --------
Comprehensive income                                                                $   773              $ 4,929           $ 6,047
                                                                                   ========             ========          ========
Earnings per share (based on net income):
    Basic                                                                           $  0.95              $  0.63           $  0.81
    Diluted                                                                            0.94                 0.63              0.80
                                                                                   ========             ========          ========


See accompanying notes to consolidated financial statements.


                                          FIRST LIBERTY BANK CORP.
                           Consolidated Statements of Changes in Shareholders' Equity
                       (In Thousands of Dollars, Except Per Share and Par Value Amounts)


                                                 Common                                    Accumulated
                                                 stock                                        other
                                               par value                      Retained    comprehensive     Treasury
                                                  $.31          Surplus       earnings        income         stock         Total
                                            ---------------   -----------  -------------  -------------   -------------  ----------


Balance, January 1, 1997                     $    1,986        $   5,334     $  45,612      $  (1,094)     $    (196)    $  51,642

Net income                                           --               --         5,120                                       5,120

Cash dividends ($.35 per share)                                                 (2,119)                                     (2,119)

Stock options exercised                               1               13                                                        14

Net unrealized gains on securities
     available for sale, net of tax                                                 --            927                          927
                                             ----------        ---------     ----------     ----------     ----------    ----------

Balance, December 31, 1997                        1,987            5,347        48,613           (167)           (196)      55,584

Net income                                                                       4,001                                       4,001

Cash dividends ($.35 per share)                                                 (2,179)                                     (2,179)

Stock options exercised                              16              558                                                       574

Net unrealized gains on securities
     available for sale, net of tax                                                               928                          928
                                             ----------        ---------     ----------     ----------     ----------    ----------

Balance, December 31, 1998                        2,003            5,905        50,435            761            (196)      58,908

Net income                                                                       6,027                                       6,027

Cash dividends ($.42 per share)                                                 (2,672)                                     (2,672)

Stock options exercised                               6              202                                                       208

Net unrealized gains on securities
     available for sale, net of tax                                                            (5,254)                      (5,254)
                                             ----------        ---------     ----------     ----------     ----------    ----------

Balance, December 31, 1999                   $    2,009        $   6,107     $   53,790     $  (4,493)     $    (196)    $   57,217
                                             ==========        =========     ==========     ==========     ==========    ==========


See accompanying notes to consolidated financial statements.


                                                              FIRST LIBERTY BANK CORP.
                                                        Consolidated Statements of Cash Flows
                                                              (In Thousands of Dollars)



                                                                                        For the Year Ended December 31
                                                                            ------------------------------------------------------
                                                                                  1999                1998              1997
                                                                            -----------------   -----------------  ---------------
Operating activities:
    Net income                                                                 $     6,027         $     4,001       $     5,120
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                    720                 540               600
          Depreciation, accretion and amortization                                   1,223               1,234             1,311
          Deferred income taxes                                                        144                (255)              308
          Gain on sales of loans - net                                                 (29)                 --               171
          (Gain) loss on sale of securities available for sale                        (225)                (47)              191
          Loss on disposition of real estate                                           (12)                266               145
          Loss or writedown of real estate                                              10                  --                --
          Decrease (increase) in interest receivable and other assets               (1,110)              1,083              (355)
          (Decrease) increase in interest payable and other liabilities               (607)                281              (619)
                                                                               ------------        ------------       -----------

            Net cash provided by operating activities                                6,141               7,103             6,872
                                                                               ------------        ------------       -----------

Investing activities:
    Maturities and principal repayments of securities available for sale            55,178             150,905            27,301
    Maturities of investment securities                                                 --                  --            12,354
    Purchases of securities available for sale                                     (72,540)           (153,532)          (67,896)
    Purchases of investment securities                                                  --             (18,308)           (6,795)
    Proceeds from sale of securities available for sale                             20,518              10,095            41,727
    Net increase in loans                                                          (43,061)            (15,932)          (26,510)
    Proceeds from sale of loans                                                      1,034                  --             6,401
    Purchases of bank premises, leasehold improvements
       and furniture and equipment - net                                            (5,249)             (2,047)             (609)
    Sales of assets acquired through foreclosure, net                                  635                 846               765
                                                                               ------------        ------------       -----------

            Net cash used in investing activities                                  (43,485)            (27,973)          (13,262)
                                                                               ------------        ------------       -----------

Financing activities:
    Net increase in noninterest-bearing demand deposits
       and interest-bearing deposits                                               (12,154)             11,798            (2,782)
    Proceeds of stock issued                                                           208                 574                14
    Proceeds from Federal funds purchased/borrowed funds                            (7,890)                 --            20,000
    Repayment of Federal funds purchased/borrowed funds                             35,340               5,000           (12,000)
    Principal payments on capitalized lease obligation                                 (93)                (84)              (77)
    Net increase in FHLB borrowings                                                 25,000              10,000                --
    Dividends paid                                                                  (2,672)             (2,179)           (2,119)
                                                                               ------------        ------------       -----------

            Net cash provided by financing activities                               37,739              25,109             3,036
                                                                               ------------        ------------       -----------

            Increase (decrease) in cash and cash equivalents                           395               4,239            (3,354)

Cash and cash equivalents at beginning of year                                      25,628              21,389            24,743
                                                                               ------------        ------------       -----------

Cash and cash equivalents at end of year                                       $    26,023         $    25,628        $   21,389
                                                                               ============        ============       ===========

Cash paid during the year:
    Interest                                                                   $    19,306         $    22,742        $   21,479
                                                                               ============        ============       ===========

    Federal income taxes                                                       $     1,302         $     1,442        $    1,577
                                                                               ============        ============       ===========

Non cash transactions:
    Change in unrealized (gains) losses on securities available for sale,
          net of tax                                                           $     5,254         $       928        $      927
                                                                               ============        ============       ===========
    Transfers of loans to real estate owned other than bank premises           $       712         $       378        $    1,027
                                                                               ============        ============       ===========
                                                                               ============        ============       ===========
    Transfer of securities from investment securities to available for sale    $        --         $    60,295        $       --
                                                                               ============        ============       ===========


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

Philadelphia, Pennsylvania

March 29, 2000

                    CONSENT OF INDEPENDENT AUDITORS
                    -------------------------------


The Board of Directors
First Liberty Bank Corp.

We consent to incorporation by reference in the Form 10-K of First Liberty Bank Corp. of our report dated January 16, 1998, relating to the consolidated balance sheet of Upper Valley Bancorp, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997, which report is incorporated by reference in the December 31, 1999 annual report on Form 10-K of First Liberty Bank Corp. and which report appeared in the registration statement (No. 333-49391) on Form S-4 filed on April 3, 1998.






/s/  Kronick Kalada Berdy & Co.

Kingston, Pennsylvania

March 27, 2000

Exhibit 21



                              SUBSIDIARIES OF THE REGISTRANT

First Liberty Bank & Trust
First Jermyn Realty Co., Inc.