Form 10-Q
period 2000-03-31
FIRST LIBERTY BANK CORP
filed 2000-05-12
CIK 741562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------

         Commission file number 0-133312
                               ---------


                         FIRST LIBERTY BANK CORP.
                         ------------------------
           (Exact name of registrant as specified in its charter)

Pennsylvania                                                  23  -2275242
------------                                                  ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania        18433-0039
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number 570-876-6500
                          ------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                      No __
    -

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at May 5,2000
                  -----                            -------------------------
Common stock, $.31 par value                              6,427,804

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX


                                                                         Page

PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS UNAUDITED:

         Consolidated Balance Sheets - March 31, 2000 and
                  December 31, 1999                                       1

         Consolidated Statements of Operations - Three Months
                  Ended March 31, 2000 and 1999                           2

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999              3

         Notes to Consolidated Financial Statements-
                  Three Months Ended March 31, 2000 and 1999 and
                  December 31, 1999                                       4

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           6

         ITEM 3.   Quantitative and Qualitative Disclosures
                  About Market Risk                                      12

PART II - OTHER INFORMATION                                              13

SIGNATURES                                                               14

PART I.   FINANCIAL INFORMATION
         Item I.  Financial Statements

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)
(unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                March 31,        December 31,
Assets                                                                            2000               1999
----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                       $   12,696                26,023
Securities available for sale                                                    175,888               185,908

Loans, gross                                                                     424,142               417,249
Less: Unearned discount and origination fees                                        (676)                 (699)
         Allowance for loan losses                                                (5,283)               (5,107)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                       418,183               411,443

Accrued interest receivable                                                        3,991                 3,397
Bank premises, leasehold improvements and furniture and equipment -net            14,332                14,431
Real estate owned other than bank premises                                           277                   558
Other assets                                                                      11,943                11,515
---------------------------------------------------------------------------------------------------------------

Total assets                                                                  $  637,310               653,275
===============================================================================================================
Liabilities
Deposits:
   Noninterest-bearing demand                                                 $   56,470                49,502
   Interest-bearing                                                              441,508               434,944
   ------------------------------------------------------------------------------------------------------------

Total deposits                                                                   497,978               484,446
---------------------------------------------------------------------------------------------------------------
Other borrowed money                                                              77,242                75,567
Federal Funds Purchased                                                               --                32,450
Accrued interest payable                                                           2,626                 2,040
Other liabilities                                                                  1,545                 1,555
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                                579,391               596,058
---------------------------------------------------------------------------------------------------------------

Shareholders' Equity

Common stock, $.31 par value, authorized 10,000,000 shares;                        2,009                 2,009
     Outstanding 6,427,804 shares and 6,427,804 shares respectively
Surplus                                                                            6,107                 6,107
Retained earnings                                                                 54,457                53,790
Accumulated other comprehensive income                                            (4,458)               (4,493)
Less treasury stock-at cost (60,820)                                                (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders equity                                                         57,919                57,217
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $  637,310               653,275
===============================================================================================================





FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands of dollars, except for per share information )
(unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended March 31,
                                                                                    2000                1999
--------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                               $    8,229                 7,410
     Interest on interest bearing deposits                                             8                   255
     Interest and dividends on securities:
     Taxable                                                                       2,356                 1,999
     Exempt from Federal Taxes                                                       422                   625
     Interest of Fed Funds Sold                                                      ---                     9
--------------------------------------------------------------------------------------------------------------

         Total interest income                                                    11,015                10,298
--------------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                                      4,701                 4,711
     Fed Funds Purchased                                                             357                    --
     Capitalized lease obligation and borrowed funds                               1,030                   697
--------------------------------------------------------------------------------------------------------------

          Total interest expense                                                   6,088                 5,408
--------------------------------------------------------------------------------------------------------------

Net interest income                                                                4,927                 4,890
Provision for loan losses                                                            180                   180
--------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                4,747                 4,710
--------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                                        163                   183
     Gain on sale of securities                                                       53                    74
     Trust                                                                           170                   164
     Other                                                                           133                   131
--------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                    519                   552
--------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                                         1,977                 1,781
     Net occupancy and furniture/equipment expenses                                  650                   551
     Data processing services                                                         48                   115
     Foreclosures and other real estate expense                                        9                    56
     Other expense                                                                   834                   826
--------------------------------------------------------------------------------------------------------------

         Total noninterest expense                                                 3,518                 3,329
--------------------------------------------------------------------------------------------------------------

Income before income tax provision                                                 1,748                 1,933
Income tax provision                                                                 381                   415
--------------------------------------------------------------------------------------------------------------


Net income                                                                         1,367                 1,518
--------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax Unrealized gains/(losses) on securities:
     Unrealized holding (loss)/gain arising during the period                         70                  (395)
     Reclassification adjustment for gains included in net income                    (35)                  (49)
Comprehensive income                                                          $    1,402                 1,074
==============================================================================================================

Per share information
    Net income-basic                                                          $      .21                   .24
    Net income-diluted                                                               .21                   .24


FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)
(unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended March 31,
                                                                                        2000                        1999
------------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                               $        1,367           1,518
Adjustments to reconcile net income to net cash (used) provided by
         Operating activities:
               Provision for loan losses                                                 180             180
               Depreciation and amortization of investment securities,  bank
                  premises, leasehold improvements and furniture and equipm327           205
                Increase in interest receivable and other assets                      (1,041)         (1,918)
              Increase/(decrease) in interest payable and other liabilities              576            (589)
-------------------------------------------------------------------------------------------------------------

Net cash (used) provided by operating activities                                       1,409            (604)
-------------------------------------------------------------------------------------------------------------

Investing activities:

     Proceeds from maturities of securities                                            4,730          22,738
     Purchases of securities available for sale                                          ---          (6,000)
     Proceeds from sales of securities available for sale                              5,344          12,000
     Net (increase) in loans                                                          (6,949)           (116)
     Purchase of bank premises, leasehold improvements and
                  furniture and equipment-net                                           (228)         (1,090)
     Sales of assets acquired through foreclosure, net                                   310              92
------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                              3,207          27,624
------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase in deposits                                                         13,532          15,231
     Repay Fed Funds Purchased                                                       (32,450)         (5,000)
     Principal payments on capitalized lease obligation                                  (25)            (23)
     Borrowed funds                                                                    1,700              --
     Proceeds of stock issued through exercise of options                                ---             106
     Dividends paid                                                                     (700)             --
------------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                                     (17,943)         10,314
------------------------------------------------------------------------------------------------------------

(Decrease)/increase in cash and cash equivalents                                     (13,327)         37,334
Cash and cash equivalents at beginning of period                                      26,023          25,628
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $       12,696          62,962
============================================================================================================

Cash paid during the period:
     Interest                                                                 $        5,502           5,466
     Federal income taxes                                                                200             494
============================================================================================================

Noncash transactions
     Net unrealized gain/(loss) on securities available for sale, net of ta$              35            (444)
     Transfers of loans to real estate owned other than bank premise                      29             234
============================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts)


                                                                                        3 months ended March 31
                                                                                        2000              1999
                                                                                        ----              ----

Numerator:
         Net income                                                             $       1,367       $      1,518

Denominator:
         Denominator for basic earnings
         per share weighted average
         shares                                                                         6,367              6,351

Effect of dilutive securities:
         Employee stock options                                                            34                 54
Denominator for diluted earnings
         per share adjusted weighted
         average shares and assumed
         exercise                                                                       6,401              6,405

Basic earnings per share                                                                 .21                 .24

Diluted earnings per share                                                               .21                 .24


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the three months ended March 31, 2000 was $ 1,367,000 or $.21 per diluted share compared to $1,518,000 and $.24 per diluted share for the same three-month period in the preceding year. The decrease in net income was primarily attributable to a decrease in net interest income as well as an increase in non-interest expenses.

The Company recorded an annualized return on average assets of .85% for the three-month period ending March 31, 2000, compared to 1.00% for the same period in 1999. Return on average equity of 9.59% was recorded for the three-month period ended March 31, 2000, compared to10.43% for the same period in 1999.

At March 31, 2000, the Company had total assets of $637 million compared to $653 million at December 31, 1999. The decrease in total assets was driven by a $13.3 million decrease in cash and due from banks and a $10.0 million decrease in securities available for sale.

The Company is susceptible to a continued  increasing  interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company's wholly owned subsidiary, First Liberty Bank & Trust, is one of the largest community banks in Northeastern Pennsylvania. The Company intends to increase its market penetration through, the purchase of additional branches. Currently the Company is negotiating the purchase of two branches from Mellon Bank N.A.

Financial Condition

Cash and Due From Banks

Cash and due from banks decreased approximately $ 13.3 million to $12.7 million at March 31, 2000 from $26.0 million at December 31, 1999 as the company utilized excess liquidity to pay down federal funds purchased.

Securities

Securities available for sale have decreased $10.0 million or 5.4% to $175.9 million from $185.9 million at December 31, 1999. This decrease was primarily driven by the maturity and sale of $4.7 million and $5.3 million of securities available for sale, respectively.

Loans Receivable, Net

Aggregate loans receivable totaled $418.2 million at March 31, 2000, an increase of $6.8 million from $411.4 million at December 31, 1999. The mix of loans is substantially unchanged at those dates.

Non-Performing Assets

The Company's total non-performing assets decreased approximately $410,000 to $1.7 million or .27% of total assets at March 31, 2000 as compared to $2.2 million or .33% of total assets at December 31, 1999. Loans greater than ninety days delinquent but still accruing increased from $154,000 at December 31, 1999 to $207,000 at March 31, 2000. However, nonaccrual loans decreased approximately $182,000 to $1,264,000.

Real estate owned, decreased from $558,000 as of December 31, 1999 to $277,000 as of March 31, 2000, due to four sales of residential properties totaling $310,000, offset by an addition of one property with a $29,000 market value. There were no significant gains or losses on the sale of real estate owned during the quarters ended March 31, 2000 and 1999.


                                                          3/31/00                        12/31/99
                                                          -------                        --------
         Nonaccrual                                      1,264,000                       1,446,000

         Loans 90 days or more delinquent                  207,000                         154,000

         Restructured                                          ---                             ---
                                                        ----------                       ---------

             Total non-performing loans                 $1,471,000                      $1,600,000

         Real estate owned other than

             Bank premises                                 277,000                         558,000
                                                           -------                         -------

             Total non-performing assets                $1,748,000                      $2,158,000


At March 31, 2000, the Company's allowance for loan losses amounted to $5.28 million or 1.25% of gross loans receivable. At December 31, 1999, the Company's allowance for loan losses was $5.11 million or 1.22% of gross loans receivable.

Deposits

Deposits increased $13.5 million or 2.8% from $484.4 million at December 31, 1999 to $498.0 million at March 31, 2000. The increase in deposits was primarily due to an increase in demand and NOW accounts from the local market.

Equity

At March 31, 2000, total equity was $57.9 million or 9.1% of total assets compared to $57.2 million or 8.8% of total assets as of December 31, 1999. Total equity increased primarily due to the retention of net income during the intervening period.

Results of Operations

Net Income

The Company's net income was $1,367,000 for the three months ended March 31, 2000, compared to $1,518,000 recorded in the comparable prior period. In a competitive rate environment, the Company was able to substantially maintain its level of core earnings as net interest income before provision for loan losses approximated $4.9 million for the three months ended March 31, 2000 and March 31, 1999. The Company's noninterest income decreased slightly to $519,000 for the period ending March 31, 2000 from $552,000 for the period ending March 31,1999, while noninterest expense increased to $3.5 million for the three months ended March 31, 2000, compared to $3.3 million for the comparable prior period.

Net Interest Income

Net interest income before provision for loan losses was relatively constant at approximately $4.9 million for the three-month periods ended March 31, 2000 and March 31,1999.

Total interest income increased by $717,000 or 7.0% to $11.0 million for the three month period ended March 31, 2000 from $10.3 during the comparable prior period. The average interest-earning assets increased $22,177,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Additionally, there was an increase of 18 basis points in the yield earned on average interest-earning assets during the three months ended March 31, 2000 compared to the 1999 period.

Total interest expense increased by $680,000 or 12.6% to $6,088,000 for the three months ended March 31, 2000 from $5,408,000 for the comparable prior period. The increase was due to an increase in interest expense associated with borrowings. The average balance of borrowings increased by $43,855,000 during the three months ended March 31, 2000, compared to the comparable 1999 period. Additionally, there was an increase of 34 basis points in the average rates paid for the three months ended March 31, 2000 over the comparable 1999 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area and other factors related to the collectability of the Company's loan portfolio. The Company's provision for loan losses amounted to $180,000 for both of the three month periods ended March 31, 2000 and March 31, 1999.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their evaluations of information which is available to them at the time of their examination.

Noninterest Income

Noninterest income for the period ending March 31, 2000 decreased approximately $33,000 to $519,000 from the comparable prior period, primarily due a $20,000 and $21,000 decrease in service charges and fees on loans and deposits and gain on sale of securities, respectively.

Noninterest Expenses

Noninterest expenses for the period ending March 31, 2000 increased approximately $189,000 from the comparable prior period. Salary and benefits increased $196,000; net occupancy expense increased by $99,000; and other expense increased by $8,000 over the prior period as a result of new branches opened in Kingston and Dickson City in July and September 1999, respectively. Offsetting these increases was a $67,000 decrease in data processing services primarily as a result of the Company reconfiguring certain vendor contracts to realize efficiencies permitted by the merger of the two predecessor banks into First Liberty Bank & Trust.

Income Taxes

Income tax expense totaled $381,000 for the three-month period ended March 31, 2000 compared to $415,000 for the comparable prior period. These amounts resulted in effective tax rates calculated at 21.8% and 21.5%, respectively. It has been the Company's tax strategy to increase tax-exempt income as a percentage of total net income through investments in tax- exempt securities, bank owned life insurance, and low income housing credits.

 Liquidity & Capital Adequacy

The Company's primary source of funds on a long term and short term basis are deposits, principal and interest payments on loans, mortgage backed securities, and FHLB advances. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit out flows.

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

Shareholders' equity increased $702,000 to $57,919,000 at March 31, 2000. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at March 31, 2000, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 16.87% at March 31, 2000. The Company's Tier 1 risk-based capital ratio was 15.62% at March 31, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.61% at March 31, 2000.

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

At March 31, 2000, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.51%, 15.26% and 9.56%, respectively. As of March 31,2000, the Bank maintains a classification of "well-capitalized".

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

The results of this rate shock analysis as of March 31, 2000 are as follows:

               Change in Rate                   Net Interest Income Change (After tax, in thousands)
               --------------                   ----------------------------------------------------
                     +300                                                 (2954.7)
                     +200                                                 (1971.6)
                     +100                                                  (980.7)
                     -100                                                   844.0
                     -200                                                  1572.3
                     -300                                                  1932.4


Year 2000 Issues

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. The potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. The Company did not incur any additional costs for the Year 2000 in the first quarter ended March 31, 2000. While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000, has passed without incident. As of the date of this filing the Company has not experienced any significant Year 2000 problems relating to its internal or third party computer systems. Nor has the Company experienced any issues regarding the ability of commercial customers to meet debt service as a result of Year 2000 issues. The Company will continue to monitor systems for problems in the future, however, the costs related to that process are not expected to be significant.


Forward Looking Statements

These financial statements include certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. "Forward looking statements" describe the future plans and strategies including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Northeastern Pennsylvania, the mid-Atlantic region and country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth was under the caption "Market Risk and Interest Rate Risk" under Item 2 of Part I is incorporated herein by reference.

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
March 31, 2000



               PART II.      OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS
                     None

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                     None

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    FinancialData  Schedule,  which is submitted
                                             electronically  to  the  Securities
                                             and   Exchange    Commission    for
                                             information only and not filed.

                     (b):           Reports on Form 8-K:
                                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
March 31, 2000




    SIGNATURES

    In  accordance  with  requirement  of  the  Exchange  Act,   the  registrant
    caused  this  report  to  be  signed  on  its   behalf  by  the  undersigned
    thereunto duly authorized.

                            FIRST LIBERTY BANK CORP.
                                  (Registrant)


    Date        May 12, 2000                 By/s/  William M. Davis
                ------------                      --------------------
                                                    William M. Davis
                                                    Chairman, President and
                                                    Director
                                                   (Principal Executive Officer)

    Date        May 12,2000                  By /s/ Donald J. Gibbs
                -----------                        ------------------
                                                    Donald J. Gibbs
                                                    (Principal Financial Officer
                                                    And Treasurer)