Form 10-Q
period 2000-06-30
FIRST LIBERTY BANK CORP
filed 2000-08-11
CIK 741562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------

         Commission file number 0-133312
                               ---------


                            FIRST LIBERTY BANK CORP.
          (Exact name of registrant issuer as specified in its charter)

Pennsylvania                                                        23-2275242
------------                                                        -----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

645 Washington Avenue; P.O. Box 39; Jermyn Pennsylvania              18433-0039
-------------------------------------------------------              ----------
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

Yes X                      No __
    -

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at June 30, 2000
                  -----                            ----------------------------
Common stock, $.31 par value                               6,429,460

                    FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                           Page

PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999                                          1

         Consolidated Statements of Income - Three Months and Six Months
                  Ended June 30, 2000 and 1999                               2

         Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999                    3

         Notes to Consolidated Financial Statements                          4
                  Six Months Ended June 30, 2000 and 1999
                  and December 31, 1999

ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              6

ITEM 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                         11

PART II - OTHER INFORMATION                                                 12

SIGNATURES                                                                  13

PART I.   FINANCIAL INFORMATION
         Item I.  Financial Statements

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)
(unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                June 30,          December 31,
Assets                                                                           2000                 1999
---------------------------------------------------------------------------------------------------------------


Cash and due from banks                                                $          14,187                26,023
Securities available for sale                                                    172,189               185,908

Loans, gross                                                                     434,572               417,249
Less: Unearned discount and origination fees                                        (676)                 (699)
          Allowance for loan losses                                               (5,361)               (5,107)
---------------------------------------------------------------------------------------------------------------
Loans, net                                                                       428,535               411,443

Accrued interest receivable                                                        3,054                 3,397
Bank premises, leasehold improvements and furniture and equipment -net            14,336                14,431
Real estate owned other than bank premises                                           387                   558
Other assets                                                                      12,270                11,515
---------------------------------------------------------------------------------------------------------------

Total assets                                                           $         644,958               653,275
===============================================================================================================


Liabilities
---------------------------------------------------------------------------------------------------------------
Deposits:
   Noninterest-bearing demand                                          $          52,725                49,502
   Interest-bearing                                                              428,704               434,944
--------------------------------------------------------------------------------------------------------------

Total deposits                                                                   481,429               484,446
--------------------------------------------------------------------------------------------------------------
Other borrowed money and capitalized lease obligations                            50,517                75,567
Federal Funds Purchased                                                           50,900                32,450
Accrued interest payable                                                           2,856                 2,040
Other liabilities                                                                    670                 1,555
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                586,372               596,058
--------------------------------------------------------------------------------------------------------------

Shareholders' Equity
---------------------------------------------------------------------------------------------------------------
Common stock, $.31 par value, authorized 10,000,000 shares;                        2,010                 2,009
     Issued 6,429,460 and 6,427,804 respectively shares
Surplus                                                                            6,120                 6,107
Retained earnings                                                                 54,970                53,790
Accumulated other comprehensive income (loss)                                     (4,318)               (4,493)
Less treasury stock-at cost (60,820 shares)                                         (196)                 (196)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        58,586                57,217
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $         644,958               653,275
==============================================================================================================

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollars, except per share information)
(unaudited)

----------------------------------------------------------------------------------------------------------------
                                                       Three months                           Six months
                                                       Ended June 30                         Ended June 30
                                                   2000            1999                  2000            1999
----------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                  $  8,229           7,512                16,458          14,922
   Interest on interest bearing deposits              5             167                    13             422
   Interest and dividends on securities:
      Taxable                                     2,305           2,299                 4,661           4,298
      Exempt from Federal Taxes                     376             576                   798           1,201
   Interest on federal funds sold                    --              63                    --              72
----------------------------------------------------------------------------------------------------------------
     Total interest income                       10,915          10,617                21,930          20,915
----------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                       4,837           4,860                 9,538           9,571
   Fed Funds Purchased                              454               3                   811               3
   Capitalized lease obligations and borrowed funds 943             702                 1,973           1,399
----------------------------------------------------------------------------------------------------------------
     Total interest expense                       6,234           5,565                12,322          10,973
----------------------------------------------------------------------------------------------------------------

Net interest income                               4,681           5,052                 9,608           9,942
Provision for loan losses                           180             180                   360             360
----------------------------------------------------------------------------------------------------------------

Net interest income after
     provision for loan losses                    4,501           4,872                 9,248           9,582
----------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges and fees                       165             161                   328             344
     Gains on sale of securities                     --              13                    53              87
     Trust                                          174             173                   344             337
     Other                                          144             178                   277             293
----------------------------------------------------------------------------------------------------------------
     Total noninterest income                       483             525                 1,002           1,061
----------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                        1,934           1,762                 3,911           3,543
     Net occupancy and furniture/equipment expenses 643             618                 1,293           1,169
     Data processing services                        25              81                    73             196
     Foreclosure and other real estate expense       12               3                    21              59
        Other expenses                              812             959                 1,646           1,769
----------------------------------------------------------------------------------------------------------------

     Total noninterest expense                    3,426           3,423                 6,944           6,736
----------------------------------------------------------------------------------------------------------------
Income before federal income tax provision        1,558           1,974                 3,306           3,907
Income tax provision                                344             435                   725             850
----------------------------------------------------------------------------------------------------------------
Net income                                        1,214           1,539                 2,581           3,057
----------------------------------------------------------------------------------------------------------------
Other comprehensive income net of tax
   Unrealized gains on securities:
   Unrealized holding (loss)/gain
   arising during the period                        140          (2,622)                  210          (3,018)
   Reclassification adjustment for gains
     included in net income                           0              (9)                  (35)            (57)
 Comprehensive income (loss)                $     1,354          (1,092)                2,756             (18)
================================================================================================================

Per share information
   Net income-basic                                 .19             .24                   .41             .48
   Net income-diluted                               .19             .24                   .40             .48


FIRST LIBERTY BANK CORP. AND  SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands of dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                        Six months ended June 30
                                                                                     2000                       1999
                                                                                     ----                       ----
---------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                                       2,581                      3,057
   Adjustments to reconcile net income to net cash provided by
          Operating activities   :
               Gains on sales of securities                                           (53)                       (87)
               Provision for loan losses                                              360                        360
               Depreciation and amortization of investment securities, bank
                       premises, leasehold improvements and furniture and equipment   649                        483
               Increase in interest receivable and other assets                      (450)                    (1,661)
               (Decrease)/Increase in interest payable and other liabilities          (69)                      (528)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           3,018                      1,624
---------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from maturities of securities                                          8,641                     41,109
    Purchases of securities available for sale                                        ---                    (72,540)
    Proceeds from sales of securities available for sale                            5,344                     13,175
    Net increase in loans                                                         (17,591)                   (11,076)
    Purchases of bank premises, leasehold improvements and                           (554)                    (2,212)
               Furniture and equipment-net
    Sales of assets acquired through foreclosure, net                                 310                        383
---------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                              (3,850)                   (31,161)
---------------------------------------------------------------------------------------------------------------------

Financing activities:
     Net increase/(decrease) in:
     Deposits                                                                      (3,017)                    25,017
     Fed Funds Purchased                                                           18,450                     (5,000)
     Principal payments on capitalized lease obligation                               (50)                       (46)
     Repay borrowed funds                                                         (25,000)                        --
     Proceeds of stock issued thru exercise of options                                 14                        131
     Dividends paid                                                                (1,401)                    (1,272)
---------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                                  (11,004)                    18,830
---------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                             (11,836)                   (10,707)
Cash and cash equivalents at beginning of period                                   26,023                     25,628
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         14,187                     14,921
=====================================================================================================================

Cash paid during the period:
     Interest                                                               $      11,556                     10,796
     Federal Income Taxes                                                           1,042                        877
=====================================================================================================================

Noncash transactions:
    Net unrealized gain/(loss) on securities available for sale, net of tax $         175                     (3,075)
    Transfers of loans to real estate owned other than bank premise                   139                        431
=====================================================================================================================

                                       3

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

        The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         Principles of Consolidation

        On February 16, 1999, the Company merged its two principal subsidiaries, The First National Bank of Jermyn and NBO National Bank, under the name First Liberty Bank & Trust. Concurrent with this merger, the Company converted the charter of the Bank to a State chartered commercial bank subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank.

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

(2)     Earnings Per Share

        Basic earnings per share were computed based on the weighted average number of shares outstanding during each period. Diluted earnings per
        share include the dilutive effect of the  Company's  weighted   average
        stock options outstanding using the Treasury Stock method.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands)

                                            3 months ended June 30          6 months ended June 30
                                            2000              1999          2000              1999
                                            ----              ----          ----              ----
Numerator:
         Net Income                    $   1,214         $   1,539     $   2,581         $   3,057

Denominator:
         Denominator for basic
         earnings per weighted
         average shares                    6,367             6,364         6,367             6,356

Effect of dilutive securities:
         Employee Stock options               25                48            30                52
                                           _____            ______         _____            ______

Denominator for diluted earnings
         per share adjusted weighted
         average shares and assumed
         exercise of stock options         6,392             6,412         6,397             6,408

Basic earnings per share                     .19               .24           .41               .48
Diluted earnings per share                   .19               .24           .40               .48


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's net income for the six months ended June 30, 2000 was $2.6 million or $.40 per diluted share compared to $3.1 million and $.48 per diluted share for the same six-months period in the preceding year. The decrease in net income was primarily attributable to a decrease in net interest income, combined with increased noninterest expense.

The Company recorded an annualized return on average assets of .81% for the six-month period ending June 30, 2000, compared to .99% for the same period in 1999. Return on average equity of 9.05% was recorded for the six-month period ended June 30, 2000, compared to 10.40% for the same period in 1999.

At June 30, 2000, the Company had total assets of $645 million compared to $653 million at December 31, 1999. The decline in total assets primarily represents maturities and sales of securities with the proceeds used to fund repayments of deposits and other borrowings.

The Company is susceptible to a continued  increasing  interest rate environment that may erode the net interest margin. Strategies to enhance earnings and improve the interest rate exposure of the Company will be considered, such as the sale of existing mortgage-backed securities available for sale and purchasing higher yielding, rate sensitive assets with the proceeds.

The Company's wholly owned subsidiary, First Liberty Bank & Trust, is one of the largest independent community banks in Northeastern Pennsylvania. The Company intends to increase its market penetration through, among other things, the purchase of additional branches.

Financial Condition

Cash and Due From Banks and Federal Funds Sold

Cash and due from banks decreased approximately $11.8 million to $14.2 million at June 30, 2000 from $26 million at December 31, 1999 as the company utilized excess liquidity to pay down other borrowed money.

Securities

Securities available for sale have decreased $13.7 million or 7.4% to $172.2 million from $185.9 million at December 31, 1999. This decrease was primarily driven by the maturity of, sale of, and paydowns received of $4.7 million,$5.3 million and $3.7 million of securities available for sale, respectively.

Loans Receivable, Net

Aggregate loans receivable totaled $428.5 million at June 30, 2000, an increase of $17.1 million from $411.4 million at December 31, 1999. This increase is a result of approximately $5.9 million in commercial and $9.5 million in commercial real estate loan origination during the six months ended June 30, 2000.

Non-Performing Assets
The Company's total non-performing assets decreased approximately $554,000 to $1.6 million or .25% of total assets at June 30, 2000 as compared to $2.2 million or .33% of total assets at December 31, 1999. Loans greater than ninety days delinquent but still accruing decreased from $154,000 at December 31, 1999 to $55,000 at June 30, 2000. Nonaccrual loans decreased approximately $284,000 to $1.2 million.
Real estate owned, decreased from $558,000 as of December 31, 1999 to $387,000 as of June 30, 2000, due to four residential properties sold from the real estate owned portfolio. There were no significant gains or losses on the sale of real estate owned during the quarters ended June 30, 2000 and 1999.

                                                                  6/30/00                             12/31/99

Nonaccrual                                                  $   1,162,000                        $   1,446,000

Loans 90 day or more delinquent                             $      55,000                        $     154,000

Restructured                                                           --                                   --
                                                             ____________                         ____________
        Total non-performing                                $   1,217,000                        $   1,600,000


Real estate owned other than

         Bank premises                                            387,000                              558,000
                                                             ____________                         ____________
         Total non-performing assets                        $   1,604,000                        $   2,158,000


At June 30, 2000, the Company's allowance for loan losses amounted to $5.4 million or 1.23% of gross loans receivable. At December 31, 1999, the Company's allowance for loan losses was $5.1 million or 1.22 % of gross loans receivable. The allowance for loan losses as of June 30, 2000 has been deemed adequate by management. The allowance is maintained at a level adequate to cover inherent losses in the loan portfolio given the present past due, nonperforming and classified levels.

Deposits

Deposits decreased $3 million or .62% from $484.4 million at December 31, 1999 to $481.4 million at June 30, 2000. The decrease in deposits was primarily due to maturities of certificates of deposit and a decrease in the level of interest-bearing demand accounts.

Equity

At June 30, 2000, total equity was $58.6 million or 9.1% or total assets compared to $57.2 million or 8.8% of total assets as of December 31, 1999. Total equity increased partially due to the retention of net income during the intervening period. In addition, there was an increase in accumulated other comprehensive income due to market changes in the AFS portfolio.

Results of Operations

Net Income

The Company's net income for the three months ended June 30, 2000 decreased to $1.2 million compared to $1.5 million for the three months ended June 30, 1999 primarily due to an increase of $451,000 and $241,000 in interest expense on Fed Funds purchased and capitalized lease obligations and borrowed funds, respectively.

The Company's net income was $2.6 million for the six months ended June 30, 2000, compared to $3.1 million recorded in the comparable prior period. This $500,000 decrease was due, in part, to an increase in interest expense on Fed Funds purchased and capitalized lease obligations/borrowed funds. In addition, the Company's noninterest income decreased slightly to $1 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999, while noninterest expense increased approximately $208,000 for the six months ended June 30, 2000, compared to the comparable prior period.

Net Interest Income

Net interest income before provision for loan losses amounted to $4.7 million and $9.6 million for the three-month and six-month periods ended June 30, 2000 versus $5.1 million and $9.9 million for the comparable prior period ended June 30, 1999.

Total interest income increased to $10.9 million and $21.9 million for the three and six month periods ended June 30, 2000 from $10.6 million and $20.9 million during the comparable prior periods. The average interest-earning assets increased $9.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. In addition the yield earned on the average interest-earning assets increased 16 basis points during the six months ended June 30, 2000 compared to the 1999 period.

Total interest expense increased to $6.2 million and $12.3 million for the three and six months ended June 30, 2000 from $5.6 million and $10.9 million for the comparable prior period. These increases are the result of increases in interest expense on Fed Funds purchased and capitalized lease obligations and borrowed funds. The average balance of deposits decreased by $22.2 million during the six months ended June 30, 2000, compared to the comparable 1999 period. However, the average rates paid on deposits increased 17 basis points for the six months ended June 30, 2000 over the comparable 1999 period. The average balance of Fed Funds purchased and other borrowings increased by $40.8 million during the six months ended June 30, 2000, compared to the comparable 1999 period. In addition, the average rates paid on Fed Funds purchased and other borrowings increased 57 basis points for the six months ended June 30, 2000, compared to the comparable 1999 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's provision for loan losses remained consistent at $180,000 for the three months ended June 30, 2000 and June 30, 1999, as well as for the six months ended June 30, 2000 and June 30, 1999 at $360,000.

Although management utilizes its best judgement in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of the future increases in non-performing loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements of information which is available to them at the time of their examination.

Noninterest Income

Noninterest income for the three and six month periods ending June 30, 2000 was $483,000 and $1 million compared to $525,000 and $1.1 million for the same periods in the prior year. The decrease for the three month period was the result of a $13,000 decrease in gains on sale of securities combined with a $34,000 decrease in other noninterest income. The decrease over the six month period was due to a $16,000 decrease in service charges and fees on loans and deposits combined with a $34,000 decrease in gains on sale of securities and a $16,000 decrease in other noninterest income.

Noninterest Expense

Non interest expenses for the three month period ended June 30, 2000 increased $3,000 to $3.4 million from the same period in the prior year, while over the six month period ended June 30, 2000 noninterest expenses increased $208,000 to $6.9 million from the same period in the prior year. The decrease over the three month period was the result of a $172,000 increase in salaries and benefits offset by a $56,000 and $147,000 decrease in data processing services and other expenses, respectively. The increase over the six month period was the result of the $368,000 and $124,000 increases in salaries and benefits and net occupancy and furniture/equipment expenses, respectively, as a result of opening three additional branches subsequent to June 30, 1999. The increases were offset by a $123,000 decrease in each data processing services and other expenses. The decreases in data processing services were primarily the result of the Company reconfiguring certain vendor contracts to realize efficiencies permitted by the merger of the two predecessor banks into First Liberty Bank & Trust.

Income Taxes

Income tax expense totaled $344,000 and $725,000 for the three and six-month periods ended June 30, 2000 compared to $435,000 and $850,000 for the comparable prior periods. These amounts resulted in effective tax rates calculated at 22.1% for the three months ended June 30, 2000 and 21.9% for the six months June 30, 2000 compared to 22.0% for the three months ended June 30, 1999 and 21.8% for the six months ended June 30, 1999. It has been the Company's tax strategy to increase tax-exempt income as a percentage of total net income through investments in tax-exempt securities, bank owned life insurance, and low income housing credits.

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

Shareholders' equity increased $1.4 million to $58.6 million at June 30, 2000. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for future growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at June 30, 2000, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 16.55 % at June 30, 2000. The Company's Tier 1 risk-based capital ratio was 15.30% at June 30, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.81% at June 30, 2000.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized," "under-capitalized, "significantly under-capitalized," and "critically under-capitalized," FDICIA imposes significant restrictions on the operations of a bank which is not at least adequately capitalized. A depository institutions' capital tier will depend upon where its capital levels are in relation to various other capital measures which include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I leverage ratio of at least 5%, and not be subject to any specific capital order or directive.

At June 30, 2000, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 16.55%, 15.30% and 9.81%, respectively.

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

The results of this rate shock analysis as of June 30, 1999 are as follows:

Change in Rate             Net Interest Income Change (After tax, in thousands)
--------------             ----------------------------------------------------
    +300                                        (3472.5)
    +200                                        (2316.7)
    +100                                        (1153.5)
    -100                                         1011.2
    -200                                         1864.0
    -300                                         2411.6

Forward Looking Statements

These financial statements include certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. "Forward looking statements" describe the future plans and strategies including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Northeastern Pennsylvania, the mid-Atlantic region and country as a whole, loan delinquency rates,, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Market Risk and Interest Rate Risk" under Item 2 of Part I is incorporated herein by reference.

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
June 30, 2000


               PART II.      OTHER INFORMATION

         ITEM 1.     LEGAL PROCEEDINGS
                     None

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                     None

         ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                     None

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company held its 2000 Annual Meeting of Shareholders (the "Meeting") on May 15, 2000 for the purpose of electing six class II members of the Board of Directors to serve for a period of three years from the date of election .

        At the Meeting, all of the nominees of the Company's Board of Directors were elected as follows:

             1.  Election of Class II Directors:
                 -------------------------------

                   Nominee            Votes For         Votes Withheld
                   -------            ---------         --------------

             William M. Davis         4,113,775                 30,096
             William K Nasser, Jr.    4,107,163                 36,708
             Peter A. Sabia           4,111,975                 31,896
             Thomas G. Speicher       4,113,975                 30,096
             Steven R. Tokach         4,113,855                 30,016


         ITEM 5.     OTHER INFORMATION
                     None

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                     (a):           Exhibits:
                                    Financial Data Schedule, which is submitted
                                    electronically  to   the   Securities   and
                                    Exchange Commission for information only and not filed.

                     (b):           Reports on Form 8-K:
                                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
June 30, 2000



         SIGNATURES

In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE FIRST LIBERTY BANK CORP.
                                  (Registrant)


        Date         August 10, 2000                By /s/ William M. Davis
                     ---------------                       ----------------
                                                    William M. Davis
                                                    Chairman, President and
                                                    Director
                                                    Principal Executive Officer)

         Date        August 10, 2000                By /s/ Donald J. Gibbs
                     ---------------                       ---------------
                                                    Donald J. Gibbs
                                                    (Principal Financial Officer
                                                    And Treasurer)