Form 10-Q
period 2000-09-30
FIRST LIBERTY BANK CORP
filed 2000-11-14
CIK 741562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

         Commission file number 0-133312
                                --------


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

Yes X        No __
    -

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at September 30, 2000
               -----                          ---------------------------------
Common stock, $.31 par value                               6,429,460

                   FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                            Page

PART 1 - FINANCIAL INFORMATION Page

     ITEM 1. FINANCIAL STATEMENTS:

     Consolidated Balance Sheets - September 30, 2000 (unaudited) and
          December 31, 1999                                                   1

     Consolidated Statements of Income - Three Months and Nine Months
          Ended September 30, 2000 and 1999 (unaudited)                       2

     Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 1999 (unaudited)           3

     Notes to Consolidated Financial Statements                               4

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       6

ITEM 3. Quantitative and Qualitative Disclosures
          About Market Risk                                                  11

PART II - OTHER INFORMATION                                                  12

SIGNATURES                                                                   13

PART I.   FINANCIAL INFORMATION
          Item I. Financial Statements

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands of dollars, except per share information)

--------------------------------------------------------------------------------------------------------------
                                                                        September 30,         December 31,
Assets                                                                      2000                  1999
--------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)

Cash and due from banks                                              $     14,243                 26,023
Securities available for sale                                             169,266                185,908
Loans, gross                                                              435,112                417,249
Less: Unearned discount and origination fees                                 (633)                  (699)
      Allowance for loan losses                                            (5,493)                (5,107)
---------------------------------------------------------------------------------------------------------
Loans, net                                                                428,986                411,443

Accrued interest receivable                                                 4,223                  3,397
Bank premises, leasehold improvements and furniture and equipment -net     14,326                 14,431
Real estate owned other than bank premises, repossessed assets                465                    558
Other assets                                                               15,152                 11,515
---------------------------------------------------------------------------------------------------------

Total assets                                                         $    646,661                653,275
=========================================================================================================

Liabilities
---------------------------------------------------------------------------------------------------------

Deposits:
  Noninterest-bearing demand                                         $     54,641                 49,502
  Interest-bearing                                                        442,321                434,944
---------------------------------------------------------------------------------------------------------
Total deposits                                                            496,962                484,446
---------------------------------------------------------------------------------------------------------

Other borrowed money                                                       10,491                 75,567
Federal funds purchased                                                    75,890                 32,450
Accrued interest payable                                                    2,595                  2,040
Other liabilities                                                             571                  1,555
---------------------------------------------------------------------------------------------------------


Total liabilities                                                         586,509                596,058
---------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $.31 par value, authorized 10,000,000 shares;                 2,009                  2,009
  Issued 6,429,460 and 6,427,804 respectively shares
Surplus                                                                     6,121                  6,107
Retained earnings                                                          55,439                 53,790
Accumulated other comprehensive income (loss)                              (3,221)                (4,493)
Less treasury stock-at cost (60,820 shares)                                  (196)                  (196)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                 60,152                 57,217
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $    646,661                653,275
=========================================================================================================


FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands of dollas, except per share information)
(unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                  Nine months
                                                                     Ended September 30            Ended September 30
                                                                   2000             1999         2000             1999
--------------------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                 $    8,557            7,782        25,015          22,704
  Interest on interest bearing deposits                               6               11            19             433
  Interest and dividends on securities:
     Taxable                                                      2,245            2,467         6,906           6,765
     Exempt from Federal Taxes                                      376              504         1,174           1,705
  Interest on federal funds sold                                     --               --            --              72
--------------------------------------------------------------------------------------------------------------------------

     Total interest income                                       11,184           10,764        33,114          31,679
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                       5,111            4,800        14,649          14,371
   Fed Funds Purchased                                            1,067              111         1,878             114
   Capitalized lease obligations and borrowed funds                 265              709         2,238           2,108
--------------------------------------------------------------------------------------------------------------------------

     Total interest expense                                       6,443            5,620        18,765          16,593
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                               4,741            5,144        14,349          15,086
Provision for loan losses 180 180 540 540
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses               4,561            4,964        13,809          14,546
--------------------------------------------------------------------------------------------------------------------------

Noninterest income:
     Service charges and fees                                       188              169           516             513
     Gains on sale of securities                                     --              138            53             225
     Trust                                                          178              155           522             492
     Other                                                          202              237           479             530
--------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                       568              699         1,570           1,760
--------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and benefits                                        2,001            1,837         5,912           5,380
     Net occupancy and furniture/equipment expenses                 648              625         1,941           1,794
     Data processing services                                        83               66           156             262
     Foreclosure and other real estate expense                       21               (6)           42              53
     Other expenses                                                 875            1,019         2,521           2,788
--------------------------------------------------------------------------------------------------------------------------

     Total noninterest expense                                    3,628            3,541        10,572          10,277
--------------------------------------------------------------------------------------------------------------------------

Income before federal income tax provision                        1,501            2,122         4,807           6,029
Income tax provision                                                331              430         1,056           1,280
--------------------------------------------------------------------------------------------------------------------------

Net income                                                        1,170            1,692         3,751           4,749
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax
  Unrealized gains on securities:
  Unrealized holding (loss)/gain arising during the period        1,097             (870)        1,307          (3,887)
  Reclassification adjustment for gains included
   in net income                                                    ---              (91)          (35)           (149)
Comprehensive income                                         $    2,267              731         5,023             713
==========================================================================================================================
Per share information
  Net income-basic                                                  .18              .27           .59             .75
  Net income-diluted                                                .18              .26           .59             .74


FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)

--------------------------------------------------------------------------------------------------------
                                                                         Nine months ended September 30
                                                                               2000            1999
                                                                               ----            ----
--------------------------------------------------------------------------------------------------------

Operating activities:
  Net income                                                                  3,751           4,749
  Adjustments to reconcile net income to net cash provided by operating activities :
       Gains on sales of securities                                             (53)           (225)
       Provision for loan losses                                                540             540
       Depreciation and amortization of investment securities, bank
          premises, leasehold improvements and furniture and equipment          969             812
       Increase in interest receivable and other assets                      (5,118)         (1,387)
       Decrease in interest payable and other liabilities                      (429)           (182)
--------------------------------------------------------------------------------------------------------

Net cash (used) provided by operating activities                               (340)          4,307
--------------------------------------------------------------------------------------------------------

Investing activities:
  Proceeds from maturities and paydowns of securities                        13,278          50,979
  Purchases of securities available for sale                                    ---         (72,540)
  Proceeds from sales of securities available for sale                        5,344          20,215
  Net increase in loans                                                     (18,372)        (36,959)
  Purchases of bank premises, leasehold improvements and                       (864)         (3,423)
       Furniture and equipment-net
  Sales of assets acquired through foreclosure, net                             382             629
--------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                          (232)        (41,099)
--------------------------------------------------------------------------------------------------------

Financing activities:
  Net increase in deposits                                                   12,516          12,389
  Net increase in Fed Funds Purchased                                        43,440          21,500
  Principal payments on capitalized lease obligation                            (76)            (69)
  Repay Borrowed funds                                                      (65,000)         (5,000)
  Proceeds of stock issued thru exercise options                                 14             154
  Dividends paid                                                             (2,102)         (1,272)
--------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                            (11,208)         27,702
--------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                       (11,780)         (9,090)
Cash and cash equivalents at beginning of period                             26,023          25,628
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   14,243          16,538
========================================================================================================
Cash paid during the period:
  Interest                                                                 $ 18,210          16,467
  Federal Income Taxes                                                        1,362           1,227

Noncash transactions:
  Net unrealized gain (loss) on securities available for sale, net of tax  $  1,272          (4,036)
  Transfers of loans to real estate owned other than bank premise               289             712
========================================================================================================


FIRST LIBERTY BANK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

The accompanying consolidated financial statements of First Liberty Bank Corp. and subsidiaries (the Company) were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands)

                                             3 months ended September 30         9 months ended September30
                                                2000        1999                     2000         1999
                                                ----        ----                     ----         ----

Numerator:
     Net Income                               $ 1,170     $ 1,692                  $ 3,751      $ 4,749

Denominator:
     Denominator for basic
     earnings per weighted
     average shares                             6,369       6,364                    6,368        6,360

Effect of dilutive securities:
     Employee Stock options                        21          44                       27           48
                                               ------      ------                   ------       ------

Denominator for diluted earnings                6,390       6,408                    6,395        6,408
     per share adjusted weighted
     average shares and assumed
     exercise of stock options

Basic earnings per share                          .18         .27                      .59          .75
Diluted earnings per share                        .18         .26                      .59          .74



Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Company's net income for the nine months ended September 30, 2000 was $3.8 million or $.59 per diluted share compared to $4.7 million and $.74 per diluted share for the same nine-months period in the preceding year. The decrease in net income was primarily attributable to a decrease in net interest income, combined with an increase in noninterest expense.

The Company recorded an annualized return on average assets of .63 % for the nine-month period ended September 30, 2000, compared to 1.01 % for the same period in 1999. Return on average equity of 6.60 % was recorded for the nine-month period ended September 30, 2000, compared to 10.80% for the same period in 1999.

At September 30, 2000, the Company had total assets of $646.7 million compared to $653.3 million at December 31, 1999. The decline in total assets primarily represents maturities and sales of securities with the proceeds used to fund repayments of other borrowings.

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

Financial Condition

Cash and Due From Banks and Federal Funds Sold

Cash and due from banks decreased approximately $11.8 million to $14.2 million at September 30, 2000 from $26.0 million at December 31, 1999 as the company utilized excess liquidity to pay down other borrowed money.

Securities

Securities available for sale have decreased $16.6 million or 9.0% to $169.3 million from $185.9 million at December 31, 1999. This decrease was primarily driven by the maturity of $2.1 million, the sale of $5.3 million, and paydowns received of $11.2 million of the securities available for sale portfolio. These proceeds were used to pay down other borrowings and to fund loan growth.

Loans Receivable, Net

Aggregate loans receivable totaled $435.1 million at September 30, 2000, an increase of $17.9 million from $417.2 million at December 31, 1999. This increase is primarily a result of approximately $10.4 million in commercial and $10.6 million in commercial real estate loan originations during the nine months ended September30, 2000.

Non-Performing Assets

The Company's total non-performing assets decreased approximately $325,000 to $1.8 million or .28% of total assets at September 30, 2000 as compared to $2.2 million or .33% of total assets at December 31, 1999. Loans greater than ninety days delinquent but still accruing increased from $154,000 at December 31, 1999 to $302,000 at September 30, 2000. Nonaccrual loans decreased approximately $380,000 to $1.1 million due in part to two commercial properties being transferred to other real estate owned in addition to $229,000 in loan charge offs.

Real estate owned and repossessed assets decreased from $558,000 at December 31, 1999 to $465,000 as of September 30, 2000, due to the sale of five residential properties from the real estate owned portfolio. This was offset by the addition of three properties into the real estate owned portfolio and the transfer of four vehicles into repossessed assets. There were no significant gains or losses on the sale of real estate owned during the nine months ended September 30, 2000.

                                                        9/30/00             12/31/99

Nonaccrual                                           $ 1,066,000          $ 1,446,000

Loans 90 day or more delinquent                      $   302,000          $   154,000

Restructured                                                  --                   --

                                                     -----------          -----------
     Total non-performing loans                      $ 1,368,000          $ 1,600,000


Real estate owned & repossessed assets                   465,000              558,000
                                                     -----------          -----------
     Total non-performing assets                     $ 1,833,000          $ 2,158,000

At September 30, 2000, the Company's allowance for loan losses amounted to $5.5 million or 1.26% of gross loans receivable. At December 31, 1999, the Company's allowance for loan losses was $5.1 million or 1.22 % of gross loans receivable. The allowance for loan losses as of September 30, 2000 is an amount that management believes will be adequate to absorb known and inherent losses on existing loans, based on periodic evaluations of the loan portfolio by management. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay and other relevant matters.

Deposits

Deposits increased $12.5 million or 2.6% from $484.4 million at December 31, 1999 to $496.9 million at September 30, 2000. A primary reason for the increase in deposits is the purchase of two Mellon branches in the beginning of the third quarter.

Equity

At September 30, 2000, total equity was $60.2 million or 9.3% or total assets compared to $57.2 million or 8.8% of total assets as of December 31, 1999. Total equity increased partially due to the retention of net income during the intervening period. In addition, there was an increase in accumulated other comprehensive income due to market changes in the securities available for sale portfolio.

Results of Operations

Net Income

The Company's net income for the three months ended September 30, 2000 decreased to $1.2 million compared to $1.7 million for the three months ended September 30, 1999 primarily due to declines in both net interest income and non-interest income.

The Company's net income was $3.8 million for the nine months ended September 30, 2000, compared to $4.7 million recorded in the comparable prior period. This $900,000 decrease was also primarily due to declines in both net interest income and non-interest income.

Net Interest Income

Net interest income before provision for loan losses amounted to $4.7 million and $14.3 million for the three-month and nine-month periods ended September 30, 2000 versus $5.1 million and $15.1 million for the comparable prior period ended September 30, 1999.

Total interest income increased to $11.2 million and $33.1 million for the three and nine month periods ended September 30, 2000 from $10.8 million and $31.7 million during the comparable prior periods. The average interest-earning assets increased $10.8 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. In addition the yield earned on the average interest-earning assets increased 20 basis points during the nine months ended September 30, 2000 compared to the 1999 period.

Total interest expense increased to $6.4 million and $18.8 million for the three and nine months ended September 30, 2000 from $5.6 million and $16.6 million for the comparable prior period. The increase for the three-month period is primarily due to an increase in interest expense on fed funds purchased, offset by a decrease in interest expense on capitalized lease obligations and borrowed funds. The increase for the nine month period is primarily due to the average balance of fed funds purchased and other borrowings increasing by $33.9 million during the nine months ended September 30, 2000, compared to the comparable 1999 period. In addition, for the nine-months ended September 30, 2000 average rates paid on deposits and fed funds purchased/other borrowings increased 25 and 76 basis points respectively, compared to the comparable 1999 period.

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. The Company's provision for loan losses remained consistent at $180,000 for the three months ended

September 30, 2000 and September 30, 1999, as well as for the nine months ended September 30, 2000 and September 30, 1999 at $540,000.

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

Noninterest Income

Noninterest income for the three and nine month periods ended September 30, 2000 was $568,000 and $1.6 million compared to $699,000 and $1.8 million for the same periods in the prior year. The decrease for the three month period was the result of a $138,000 decrease in gains on sale of securities combined with a $35,000 decrease in other noninterest income offset by a $19,000 increase in service charges and fees and a $23,000 increase in Trust income. The decrease over the nine month period was due to a $172,000 decrease in gains on sale of securities and a $51,000 decrease in other noninterest income offset by a $30,000 increase in Trust income.

Noninterest Expense

Non interest expenses for the three month period ended September 30, 2000 increased $87,000 to $3.6 million from the same period in the prior year, while over the nine month period ended September 30, 2000 noninterest expenses increased $295,000 to $10.6 million from the same period in the prior year. The increase over the three month period was primarily the result of a $164,000 increase in salaries and benefits and $27,000 increase in foreclosure and other real estate expenses offset by a $144,000 decrease in other expenses. The increase over the nine month period was the result of the $532,000 and $147,000 increases in salaries and benefits and net occupancy and furniture/equipment expenses, respectively, as a result of opening three additional branches. The increases were offset by a $106,000 decrease in data processing services and a $267,000 decrease in other expenses. The decrease in data processing services was primarily the result of the Company reconfiguring certain vendor contracts to realize efficiencies permitted by the merger of the two predecessor banks into First Liberty Bank & Trust.

Income Taxes

Income tax expense totaled $331,000 and $1.1 million for the three and nine-month periods ended September 30, 2000 compared to $430,000 and $1.3 million for the comparable prior periods. These amounts resulted in effective tax rates calculated at 22.1% for the three-months and 22.0% for the nine-months ended September 30, 2000 compared to 20.3% for the three months ended September 30, 1999 and 21.2% for the nine months ended September 30, 1999. Over the three and nine month periods ended September 30, 2000 the Company has decreased their holdings of municipal securities.

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

Shareholders' equity increased $3.0 million to $60.2 million at September 30, 2000. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for future growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk- based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at September 30, 2000, of which 4% must be Tier 1 capital. The Company's total risk-based capital ratio was 15.79 % at September 30, 2000. The Company's Tier 1 risk-based capital ratio was 14.54% at September 30, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.19 % at September 30, 2000.

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

At September 30, 2000, the Bank's total risk-based capital, Tier I risk-based capital and Tier I leverage ratios were 15.39%, 14.14% and 9.16%, respectively.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of 100, 200 and 300 basis point change in market interest rates and the corresponding effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet.

The results of this rate shock analysis as of September 30, 2000 are as follows:

          Change in Rate                Net Interest Income Change (After tax, in thousands)
          --------------                ----------------------------------------------------
               +300                                              (3342.2)
               +200                                              (2229.0)
               +100                                              (1110.0)
               -100                                                937.6
               -200                                               1673.0
               -300                                               2262.2

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

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
September 30, 2000


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

             (b):   Reports on Form 8-K:
                    None

FIRST LIBERTY BANK CORP. AND SUBSIDIARIES
September 30, 2000


                                   SIGNATURES

In accordance with requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE FIRST LIBERTY BANK CORP.
                          ----------------------------
                                  (Registrant)


     Date      November 13,2000                  By /s/ William M. Davis
               ----------------                     --------------------
                                                    William M. Davis
                                                    Chairman, President and
                                                    Director
                                                   (Principal Executive Officer)

     Date      November 13, 2000                 By /s/ Donald J. Gibbs
               -----------------                    ------------------
                                                    Donald J. Gibbs
                                                   (Principal Financial Officer
                                                    And Treasurer)