Form 10-K405/A
period 1999-12-31
FIRST LIBERTY BANK CORP
filed 2001-01-22
CIK 741562

FORM 10-K/A NO. 2
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[x]  Annual Report Under Section 13 Or 15(d) of the Securities
     Exchange Act Of 1934

[ ]  Transition Report Under Section 13 Or 15(d) of the
     Securities Exchange Act of 1934
          For the transition period from __________ to _________
          Commission file number 0-13312

                    FIRST LIBERTY BANK CORP.
               ----------------------------------
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

Registrant's telephone number 570-876-6500
                              ____________

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class  Name of each exchange on which registered
        NONE                             NONE
  -------------------  -----------------------------------------

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.31 par value
                  ----------------------------
                        (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates (which includes all common stock $.31 par value other than shares beneficially owned by directors or executive officers) of the First Liberty was $57,040,326.

The number of shares outstanding of the registrant's common stock, $.31 par value was 6,366,984 at March 15, 2000.

                        EXPLANATORY NOTE

     Registrant, First Liberty Bank Corp. ("First Liberty"), is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1999, to add a new Item 4A to Part I relating to First Liberty's executive officers, to set forth in full in Part III the information previously incorporated by reference therein from First Liberty's proxy statement used in connection with First Liberty's 2000 Annual Meeting of Shareholders, and to set forth in Part IV First Liberty's Restated Articles of Incorporation, as amended on October 15, 1999, and certain employment agreements, dated October 25, 2000, between First Liberty Bank & Trust and certain of its officers.

                             PART I

ITEM 4A.  Executive Officers of the Registrant

     Certain information, including principal occupation during the past five years, relating to each executive officer of First
Liberty, as of March 31, 2000, the record date for the 2000
Annual Meeting of Shareholders, is set forth below:

                                    Principal Occupation for
Name                  Age           Last Five Years

William M. Davis       64           President and CEO of First
                                    Liberty and First Liberty
                                    Bank & Trust

Steven R. Tokach       53           Executive Vice President of
                                    First Liberty and First
                                    Liberty Bank & Trust

Richard Masucci        52           Senior Vice President of
                                    First Liberty Bank & Trust
                                    since June 1998.  Prior
                                    thereto, Vice President of
                                    NBO National Bank.

                            PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning
Class I, Class II, and Class III directors of First Liberty and executive officers of First Liberty who are not also directors, including their principal occupations or employment during the past five years and their ownership of First Liberty common stock, as of March 31, 2000, the record date for the 2000 Annual Meeting of Shareholders.

Name and Principal               Age and    Sole Voting    Shared Voting   Total Shares     Percent of
Occupation During                Director  and Investment  and Investment  Beneficially     Total Shares
Past Five Years                  Since(1)      Power          Power           Owned         Outstanding

CLASS I DIRECTORS TO SERVE UNTIL 2002
Kuzma Leschak, Jr.                  75           --           18,500         38,700(2)           .6%
Jermyn, PA                        1950
Chairman, Board of
Directors

I. Leo Moskovitz                    95         4,000              --        101,200(3)           1.6
Jermyn, PA                        1953
Retired President of
Predecessor to
First Liberty Bank & Trust

Michael A. Barbetti                 52         6,612           3,524         17,120(4)            3
Scranton, PA                      1991
Certified Public
Accountant

Norman E. Woodworth                 70        46,056             --         100,560(5)          1.6
Peckville, PA                     1985
Retired

Fred J. Gentile                     73           927          36,128         37,055              .6
Lake Ariel, PA                    1966
Retired

CLASS II DIRECTORS TO SERVE UNTIL 2003
Edmund J. Biancarelli               86         3,600         137,700        141,300             2.2%
Jessup, PA                        1964
Medical Doctor

William M. Davis                    64          2,000        90,828          95,288(6)          1.5
Jermyn, PA                        1966
President and CEO of
First Liberty and
First Liberty Bank & Trust

William K. Nasser, Jr.              47          5,636          2,628         12,504(7)          0.2
Dunmore, PA                       1997
President, Nasser & Co.

Peter A. Sabia                      68            108        308,795        400,308(8)          6.3
Dunmore, PA                       1984
Owner of Valley Dodge
Truck Center

Thomas G. Speicher                  53            --           25,456        27,456(9)          0.4
Archbald, PA                      1996
President and CEO of
TR Associates

Steven R. Tokach                    53         1,000           20,720          21,720           0.3
Mountaintop, PA                   1997
Executive Vice
President of
First Liberty and
First Liberty Bank & Trust

CLASS III DIRECTORS TO SERVE UNTIL 2001
David M. Epstein, Esquire           61        14,848             --            79,168(10)       1.2%
Charlotte, NC                     1985
Attorney

Robert T. Kelly                     73        91,280             --            92,660(11)       1.4
Jessup, PA                        1971
Certified Public Accountant

Harold P. McGovern                  41        11,466             --            11,466           0.2
Carbondale, PA                    1998
President, McGovern
Insurance Agency

Saul Kaplan(12)                     74       880,318             --           880,318          13.8
Scranton, PA                      1974
Owner, Montage Foods

Harold Kaplan(12)                   66       209,728             --           209,728           3.3
Dalton, PA                        1986
Owner, Montage Foods

Joseph P. Coviello                  50           548           43,100          43,648           0.7
Clarks Summit, PA                 1990
Attorney

Executive Officers
Richard Masucci                     52           --              --             5,512(13)        --
Senior Vice                       1998
President of First
Liberty Bank & Trust

All Directors and                   --     1,278,127          688,519       2,315,711          36.3
Officers as a group
(18 Persons)

_____________________

(1) Includes period served as a director of predecessor institutions of First Liberty and First Liberty Bank &
     Trust.

(2) Includes 20,200 shares owned in various capacities by his children.

(3)  Includes 97,200 shares owned individually by his spouse.

(4) Includes 924 shares owned individually by his spouse and 6,060 shares owned by his son.

(5) Includes 43,045 shares owned individually by his spouse and 11,448 shares owned by his children.

(6)  Includes 2,400 shares in a self-directed IRA.

(7) Includes 400 shares owned by his children and 3,840 shares held in a self-directed IRA.

(8) Includes 91,405 shares owned in various capacities by his children.

(9)  Includes 2,000 shares held in a self-directed IRA.

(10) Includes 19,000 shares owned by his mother and 45,320 shares owned individually by his spouse.

(11) Includes 1,380 shares owned individually by his spouse.

(12) Saul Kaplan and Harold Kaplan are brothers.

(13) Represents shares he has right to acquire pursuant to vested stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires First Liberty's officers and directors, and any persons owning ten percent or more of First Liberty common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission. Persons filing such beneficial ownership statements are required by SEC regulation to furnish First Liberty with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in First Liberty's proxy statement. Based solely on First Liberty's review of any copies of such statements received by it, and on representations from First Liberty's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, First Liberty believes that all such statements were timely filed in 1999.

ITEM 11.  Executive Compensation

     Set forth in the following table is certain compensation information with respect to the Chief Executive Officer of First Liberty and each other executive officer of First Liberty who received compensation in excess of $100,000 for the fiscal year ended December 31, 1999:

                                           Summary Compensation Table

                                                                  Long Term Compensation
                             Annual Compensation                  Awards                  Payouts
                                                      Other       Restricted  Securities
Name and                                              Annual      Stock       Underlying  LTIP        All Other
Principal                                             Compen-     Awards      Options     Payouts     Compen-
Position            Year     Salary($)     Bonus($)   sation($)   ($)         SARs(#)     ($)         sation
William M. Davis    1999   $236,343(1)     $55,000    $ 0         $ 0         $ 0         $ 0         $ 0
President & CEO     1998    206,865(1)      50,000      0           0           0           0           0
                    1997    177,788         30,000      0           0           0           0           0

Steven R. Tokach    1999    155,672(1)      30,000      0           0           0           0           0
Executive Vice      1998    137,313(1)      25,000      0           0           0           0           0
President           1997    116,299         20,000      0           0           0           0           0

Richard Masucci     1999    105,904              0      0           0           0           0           0
Senior Vice         1998    102,960              0      0           0           0           0           0
President

_________________

(1) The base salaries of Mr. Davis and Mr. Tokach were increased to $245,000 and $165,000 per year, respectively, during 1999.

     In June 1993, First Liberty entered into employment agreements with William M. Davis, President and Chief Executive Officer of First Liberty, and Steven R. Tokach, Executive Vice President of First Liberty. Each agreement was for an initial three-year term and is renewed annually for a three-year period unless 30 days' prior notice of nonrenewal is given by either party in which case the agreement will expire at the end of the then existing term. Each agreement provided for an initial base salary which First Liberty may increase, but not decrease, from time to time. The current base salaries for Mr. Davis and Mr. Tokach under the agreements are $245,000 and $165,000, respectively. If the executive's employment is terminated without "cause" (as defined in the agreement) or the executive terminates his employment for "good reason" (as defined in the agreement) following a "change in control" of the Company, the executive becomes entitled to severance benefits under the agreement. "Good reason" includes a reduction in title, responsibilities, or authority, a reassignment which requires the executive to travel from his principal residence more than 25 miles, any removal of the executive from office (subject to certain exceptions), a reduction in base salary, or a failure to provide the executive with comparable benefits following a "change in control." If any such termination occurs following a "change in control," Mr. Davis and Mr. Tokach will be entitled to receive their current salary for the remainder of the then existing contract term plus certain welfare benefits in effect during the two (2) years prior to such termination.

     First Liberty does not presently compensate executives or employees by means of any stock option or long-term incentive plan. A long-term incentive plan means a plan providing compensation to serve as an incentive for performance over a period longer than one fiscal year.

Pension Plan

          First Liberty maintains a defined benefit retirement plan ("Pension Plan") for all employees who have attained age 21 and have completed one year of eligibility service. The following table sets forth the estimated annual benefits payable upon retirement to participants at normal retirement age, in the average annual salary and years of service classifications specified.

           THE FIRST LIBERTY BANK CORP. PENSION PLAN
          ILLUSTRATION OF BENEFITS AT DECEMBER 31, 1999

                          Benefits Payable Per Years of Service(1)(2)
Remuneration(3)     15          20          25           30           35
    25,000        6,750       9,000       11,250       13,500       15,750
    50,000       14,250      19,000       23,750       28,500       33,250
    75,000       21,750      29,000       36,250       43,500       50,750
   100,000       29,250      39,000       48,750       58,500       68,250
   125,000       36,750      49,000       61,250       73,500       85,750
   150,000       44,250      59,000       73,750       88,500      103,250
   200,000       47,250(4)   63,000(4)    78,750(4)    94,500(4)   110,250(4)
   225,000       47,250(4)   63,000(4)    78,750(4)    94,500(4)   110,250(4)
   250,000       47,250(4)   63,000(4)    78,750(4)    94,500(4)   110,250(4)

(1) The following are the years of credited service under the Pension Plan for the persons named in the cash compensation table: Mr. Davis-35 years; Mr. Tokach-12 years; and Mr. Masucci-1 year.

(2) Benefits are computed in single life annuity amounts without any reduction for Social Security or other offset amounts.

(3) Represents the highest average remuneration received over a consecutive five-year period during the last ten years, subject in the cases of Messrs. Davis and Tokach to a compensation limit of $160,000 in 1999.

(4)  The 1999 maximum annual benefit permitted when the Internal
     Revenue Code's annual compensation limit of $160,000 and maximum annual benefit limit are applied to the Pension
     Plan's benefit formula.

     The Board of Directors of First Liberty is identical to the Board of Directors of First Liberty Bank & Trust. First Liberty Bank & Trust holds bi-monthly meetings. Each nonemployee director of First Liberty Bank & Trust receives $1,000 per meeting held unless the director fails to attend two meetings during the year, in which case the director is paid thereafter only for meetings actually attended. First Liberty does not pay directors' fees.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information concerning the security ownership of management, which includes all persons known by First Liberty to have beneficially owned 5% or more of the outstanding common stock of First Liberty as of March 31, 2000 is set forth in Item 10 of this Form 10-K/A No. 2 and is incorporated by herein reference.

ITEM 13.  Certain Relationships and Related Transactions

     Certain directors and executive officers of First Liberty, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with First Liberty Bank & Trust in the ordinary course of business during 1999. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risks of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

                             PART IV

ITEM 14. Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

            (c)  Exhibits included herein.

            3.1 Registrant's Restated Articles of Incorporation as amended on October 15, 1999.

           10.1 Amended and Restated Employment Agreement, dated October 25, 2000, between William M.
                 Davis and First Liberty Bank & Trust.

           10.2 Amended and Restated Employment Agreement, dated October 25, 2000, between Steven R.
                 Tokach and First Liberty Bank & Trust.

           10.3 Amended and Restated Employment Agreement, dated October 25, 2000 between Joseph R.
                 Solfanelli and First Liberty Bank & Trust.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 First Liberty Bank Corp.
                              ----------------------------------
                                       (Registrant)

Dated:  January 17, 2001
                                 BY/s/ William M. Davis
                                      William M. Davis
                                  (Principal Executive Officer)