Form 10-K
period 2000-12-31
FIRST LIBERTY BANK CORP
filed 2001-04-02
CIK 741562

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report Under Section 13 Or 15 (d) Of The  Securities  Exchange Act Of
    1934
         For the fiscal year ended December 31, 2000
                                   -----------------

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

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 15, 2001, the aggregate market value of the voting stock held by non- affiliates (which includes all common stock, $.31 par value other than shares beneficially owned by directors or executive officers) of the registrant was $59,974,152.

The number of shares outstanding of the registrant's common stock, $.31 par value was 6,368,640 at March 15, 2001.

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to shareholders for the year ended December 31, 2000 are incorporated by reference into Part I, Part II, Part III, and Part IV.

                            FIRST LIBERTY BANK CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS




PART I                                                                     Page

         ITEM  1.  Description of Business                                 4-7

         ITEM  2.  Description of Properties                               8-9

         ITEM  3.  Legal Proceedings                                         9

         ITEM  4.  Submission of Matters to a Vote of Security Holders       9

PART II

         ITEM  5.  Market for Common Equity and Related Shareholder Matters 10

         ITEM  6.  Selected Financial Data                                  10

         ITEM  7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                 10

         ITEM 7A. Quantitative and Qualitative Disclosures about
                  Market Risk                                               10

         ITEM  8.  Financial Statements and Supplementary Data              10

         ITEM  9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                     10

PART III

         ITEM 10.  Directors, and Executive Officers of the Registrant   11-13

         ITEM 11.  Executive Compensation                                13-14

         ITEM 12.  Security Ownership of Certain Beneficial Owners and
                   Management                                               14

         ITEM 13.  Certain Relationships and Related Transactions           14

PART IV

         ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                           15-16

         SIGNATURES                                                      17-18

                                     PART I

ITEM 1.       Description of Business

General

         The  registrant,  First  Liberty  Bank  Corp.  (the  "Company"),  is  a
Pennsylvania corporation organized on February 13, 1984. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company conducts its principal activities through its banking subsidiary, First Liberty Bank & Trust (the "Bank"), a Pennsylvania banking institution.

         The Company's principal activities consist of owning and supervising the Bank, which engages in a full-service wholesale and retail banking business. As of December 31, 2000, approximately 211 persons were employed on a full-time equivalent basis. Through the Bank, the Company derives substantially all of its income from the furnishing of banking and banking related services.

         On June 30, 1998,the Company consummated its acquisition of Upper Valley Bancorp, Inc. ("Upper Valley") the holding company of NBO National Bank ("NBO"). At June 30, 1998, NBO was a $271 million national-chartered bank with three branches in Olyphant, Scranton, and Pittston, Pennsylvania. Upper Valley shareholders received .689 share of Company common stock for each Upper Valley share owned. The transaction was accounted for as a pooling of interests and all prior periods have been restated to reflect the acquisition. The total value of the transaction was approximately $52.1 million based upon the company's stock price prior to finalization of the acquisition. As a result of this acquisition, the Company recognized merger related expenses of $1,098,000 in the second quarter of 1998. On June 30, 1998, concurrent with its acquisition of Upper Valley, the Company changed its name from The First Jermyn Corp. To First Liberty Bank Corp.

Proposed Merger of Company

         On November 29, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Community Bank System, Inc., a bank holding company based in DeWitt, New York ("CBSI"). Pursuant to the Merger Agreement, subject to the satisfaction of a number of conditions, including shareholder and regulatory approvals, the Company will merge (the "Merger") with and into CBSI, with CBSI being the surviving corporation, to create a bank holding company with consolidated assets of approximately $2.8 billion. Following the Merger, CBSI expects to merge the Bank with and into its subsidiary, Community Bank, N.A. ("Community Bank"), with Community Bank being the continuing bank.

         Under the Merger Agreement, each share of Company common stock issued and outstanding at the time the Merger is consummated will be converted into
0.56 of a share of CBSI common stock and cash in lieu of fractional shares, if any. CBSI also agreed to assume outstanding stock options to purchase shares of First Liberty common stock. Based on the number of shares of First Liberty common stock and stock options issued and outstanding on November 29, 2000, CBSI will issue approximately 3.6 million shares of its common stock and assume options to purchase approximately 44,000 shares of its common stock upon consummation of the Merger. The Merger is intended to constitute a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 to qualify for accounting treatment as a pooling of interests. Through December 31, 2000, the Company recognized merger related expenses of $336,000 in connection with this proposed transaction.

Subsidiaries/Subsidiary Bank Merger and Charter Conversion

         The Company originally chartered its first bank in 1902. Through February 15, 1999, the banking business of the Company was conducted by its wholly owned banking subsidiaries, The First National Bank of Jermyn (FNBJ) and NBO. Effective February 16, 1999, the Company merged NBO with and into FNBJ, with FNBJ surviving. As a result of the merger, FNBJ succeeded all of the assets, rights, property, liabilities and commitments of NBO. Concurrently with the merger, FNBJ converted its charter from a national banking association to a Pennsylvania state-chartered commercial bank with trust powers, and changed its name to "First Liberty Bank & Trust." The operations of the Banks are conducted from thirteen offices located in Lackawanna and Luzerne Counties, Pennsylvania. The Banks' offices are located in Jermyn, the Keyser Oak, Downtown and Minooka sections of Scranton, Carbondale, Daleville, Olyphant, Jessup, Clarks Summit and an office in Dickson City, all in Lackawanna County, Pennsylvania. The Luzerne County offices are located in Pittston and Kingston Pennsylvania.

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

         The Bank is subject to extensive regulation and examination by the FDIC and the Federal Reserve System. Some of the aspects of the lending and deposit business of the Bank which are regulated by these agencies include personal lending, mortgage lending, interest rates as they relate to lending, and reserve requirements. These agencies are primarily concerned with the safety and soundness of individual banks, but are also involved with the general oversight of the activities of a bank directed toward the determination that the banks are operating competitively and constructively, in accordance with applicable regulations and statutes.

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

         In addition, FDICIA directs that each federal banking agency prescribe standards of depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

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

Prompt Corrective Action

         The prompt corrective action regulations of FDICIA define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restriction, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically
undercapitalized,"   it  must   generally   be   placed   in   receivership   or
conservatorship within 90 days. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. The Banks meet the definition of "well capitalized" at December 31, 2000

Interstate Banking

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

Item 2.           Properties

         The following table sets forth the location and certain additional information regarding the Company's offices and other material properties at December 31, 2000.


                                                                                Net Book Value
                                                                                Of Property
                                    Owned/           Date Lease                 Or Leasehold
Location                            Leased            Expires                   Improvements               Deposits
--------                            ------           ----------                 ---------------            --------
                                                                                              (InThousands)

Main Office                         Leased                2004                       691                         87,181
645 Washington Avenue
Jermyn, Pa 18433

Keyser Ave. Branch                  Leased                2004                       267                         89,148
1700 N. Keyser Avenue
Scranton, PA 18508

Jessup Branch                       Owned                                            559                         38,407
210 Church Street
Jessup, PA 18434

Minooka Branch                      Owned                                          1,649                         38,022
500 Davis Street
Scranton, PA 18505

Carbondale Branch                   Owned                                            385                         16,479
67 Salem Avenue
Carbondale, PA 18407

Daleville Branch                    Owned                                          1,167                         14,138
Route 502 RD 3
Moscow, PA 18444

Olyphant Branch                     Owned                                          1,517                        104,869

128 Lackawanna Avenue
Olyphant, PA 18447

Wyoming Avenue Branch               Owned                                          1,497                         40,685
1300 Wyoming Avenue
Scranton, PA 18509

Pittston Branch                     Leased                2010                       485                         22,077
45 S. Main Street
Pittston, PA 18640

Kingston Branch                     Leased                2002                        21                          5,718
480 Pierce Street
Kingston, PA 18704

Dickson City Branch                 Owned                                          1,218                          4,274
901 Commerce Blvd
Dickson City, PA 18519

Spruce Street Branch                Leased                2004                         9                         13,721
400 Spruce Street
Scranton, PA 18503



                                                                                Net Book Value
                                                                                Of Property
                                    Owned/           Date Lease                 Or Leasehold
Location                            Leased            Expires                   Improvements               Deposits
--------                            ------           ----------                 ---------------            --------
                                                                                              (InThousands)

Clarks Summit Branch                Leased                2007                         0                    16,267
100 Old Lackawanna Trail Road
Clarks Summit, PA 18411






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

ITEM 6.  Selected Financial Data

         The information required herein is incorporated by reference from page 1 and 2 of Exhibit 99.1- Selected pages from the 2000 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages
3-16  of  Exhibit  99.1-   Selected   pages  from  the  2000  Annual  Report  to
Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

         The information required herein in incorporated by reference from pages
14-15  of  Exhibit  99.1-   Selected  pages  from  the  2000  Annual  Report  to
Shareholders.

ITEM 8.  Financial Statements

                                                           Selected Pages
          Index to Consolidated Financial                  From the 2000
          Statements and Supplementary                     Annual Report to
          Financial Data                                   To Shareholders
                                                           ----------------



         Consolidated Balance Sheets,
            December 31, 2000 and 1999......................................19
         Consolidated Statements of Operations,
            Years Ended December 31, 2000, 1999 and 1998....................20
         Consolidated Statements of Changes in Shareholders' Equity,
            Years Ended December 31, 2000, 1999 and 1998....................21
         Consolidated Statements of Cash Flows,
            Years Ended December 31, 2000,1999 and 1998.....................22
         Notes to Consolidated Financial Statements......................23-40



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The following table sets forth information concerning the Company's directors and certain executive officers, including their principal occupations or employment during the past five years and their ownership of Company common stock as of March 19, 2001.



Name and Principal               Age and    Sole Voting    Shared Voting   Total Shares     Percent of
Occupation During                Director  and Investment  and Investment  Beneficially     Total Shares
Past Five Years                  Since(1)      Power          Power           Owned         Outstanding
-----------------                --------  --------------  -------------   ------------     ------------
CLASS I DIRECTORS

Kuzma Leschak, Jr.                  75           --           18,500         38,700(2)           .6%
Jermyn, PA                        1950
Chairman, Board of
Directors

I. Leo Moskovitz                    95         4,000              --        101,200(3)          1.6
Jermyn, PA                        1953
Retired President of
Predecessor to
First Liberty Bank & Trust

Michael A. Barbetti                 52         6,612           3,524         17,120(4)           .3
Scranton, PA                      1991
Certified Public
Accountant

Norman E. Woodworth                 70        46,056             --         100,560(5)          1.6
Peckville, PA                     1985
Retired

Fred J. Gentile                     73           927          35,808         36,735              .6
Lake Ariel, PA                    1966
Retired

CLASS II DIRECTORS

William M. Davis                    64         2,000          90,828         95,288(6)          1.5
Jermyn, PA                        1966
President and CEO of
First Liberty and
First Liberty Bank & Trust

William K. Nasser, Jr.              47         5,636           2,628         12,504(7)          0.2
Dunmore, PA                       1997
President, Nasser & Co.

Peter A. Sabia                      68           108         308,795        482,808(8)          7.5
Dunmore, PA                       1984
Owner of Valley Dodge
Truck Center

Thomas G. Speicher                  53            --          25,456         27,456(9)          0.4
Archbald, PA                      1996
President and CEO of
TR Associates

Steven R. Tokach                    53         1,000          20,720         21,720             0.3
Mountaintop, PA                   1997
Executive Vice
President of
First Liberty and
First Liberty Bank & Trust


CLASS III DIRECTORS

David M. Epstein, Esquire           61        14,848             --            79,168(10)       1.2
Charlotte, NC                     1985
Attorney

Robert T. Kelly                     73        91,280             --            92,660(11)       1.4
Jessup, PA                        1971
Certified Public Accountant

Harold P. McGovern                  41        11,466             --            11,466           0.2
Carbondale, PA                    1998
President, McGovern
Insurance Agency

Saul Kaplan(12)                     74       880,318             --           880,318          13.8
Scranton, PA                      1974
Owner, Montage Foods

Harold Kaplan(12)                   66       209,728             --           209,728           3.3
Dalton, PA                        1986
Owner, Montage Foods

Joseph P. Coviello                  50           548           43,100          43,648           0.7
Clarks Summit, PA                 1990
Attorney

EXECUTIVE OFFICERS

Richard Masucci                     52           --              --             5,512(13)        --
Senior Vice                       1998
President of First
Liberty Bank & Trust

Joseph R. Solfanelli                55           500             --               500            --
Senior Vice President of          2000
First Liberty Bank & Trust
since May 2000;  prior  thereto,  General  Counsel of First  Liberty  Bank since
September 1998; prior thereto, private attorney

All Directors and                   --     1,275,027          549,359       2,257,091          35.4
Officers as a group
(18 Persons)

---------------------


(1)      Includes period served as a director of predecessor institutions of the Company and the Bank.

(2)      Includes 20,200 shares owned in various capacities by members of his family.

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

(8)      Includes 91,405 shares owned in various capacities by members of his family.

(9)      Includes 2,000 shares held in a self-directed IRA.

(10)     Includes 45,320 shares owned individually by his spouse.

(11)     Includes 1,380 shares owned individually by his spouse.

(12)     Saul Kaplan and Harold Kaplan are brothers.

(13)     Represents shares he has right to acquire pursuant to vested stock options.


         The Board of Directors of the Company is identical to the Board of Directors of the Bank. The Board of the Directors of the Bank holds bimonthly meetings. Each non-employee director of the Bank receives $1,000 per meeting held unless the director fails to attend two meetings during the year, in which case the director is paid thereafter only for meetings actually attended. The Company does not pay directors' fees.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and any persons owning ten percent or more of Company common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission. Persons filing such beneficial ownership statements are required by SEC regulation to furnish the Company with copies of all such statements filed with the SEC. Based solely on the Company's review of any copies of such statements received by it, and on representations from the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2000.



ITEM 11. Executive Compensation

         Set forth in the following table is certain compensation information with respect to the Chief Executive Officer of the Company and each other executive officer of the Company who received compensation in excess of $100,000 for the fiscal year ended December 31, 2000:



                                           Summary Compensation Table

                                                                  Long Term Compensation
                             Annual Compensation                  Awards                  Payouts
                                                       Other      Restricted  Securities
Name and                                               Annual     Stock       Underlying   LTIP      All Other
Principal                                              Compen-    Awards      Options     Payouts     Compen-
Position             Year   Salary($)      Bonus($)   sation($)   ($)         SARs(#)       ($)       sation
--------             ----   --------       --------   ---------   ----------  ----------  --------   ---------

William M. Davis     2000  $245,000        $     0     $0          $0          $0          $0          $0
President & CEO of   1999   236,343         55,000      0           0           0           0           0
First Liberty Bank   1998   206,865         50,000      0           0           0           0           0
& Trust

Steven R. Tokach     2000   162,231              0      0           0           0           0           0
Executive Vice       1999   155,672         30,000      0           0           0           0           0
President of First   1998   137,313         25,000      0           0           0           0           0
Liberty and First
Liberty Bank & Trust

Richard Masucci      2000   109,230              0      0           0           0           0           0
Senior Vice          1999   105,904              0      0           0           0           0           0
President            1998   102,960              0      0           0           0           0           0

Joseph R. Solfanelli 2000   120,000          5,000      0           0           0           0           0
Executive Vice
President of First
Liberty Bank & Trust



         Three officers of the Company, William M. Davis, Steven R. Tokach, and Joseph R. Solfanelli, are parties to employment agreements with the Company under which they are entitled to receive a severance package as a result of the merger of the Company into CBSI. Under his agreement, Mr. Davis will receive a lump sum severance payment of $490,000 in cash, and, for two years after completion of the Merger, he will receive a continuation of life, disability, and health insurance benefits. The agreements for Mr. Tokach and Mr. Solfanelli provide for severance payments of $330,000 and $300,000, respectively. Both Mr. Tokach and Mr. Solfanelli will enter into new employment agreements with CBSI and Community Bank and, accordingly, have agreed to defer receipt of their payments under their Company agreements until their employment with CBSI and Community Bank terminates. Mr. Tokach and Mr. Solfanelli will each receive his deferred severance payment in all events upon termination of employment with CBSI and Community Bank except in limited circumstances involving a violation of the customer and employee non-solicitation provisions included in their new employment agreements.

         It is a condition of the Merger that Mr. Davis enter into a three-year consulting agreement with Community Bank. The consulting agreement requires Mr. Davis to perform services from forty to sixty hours each month in connection with the integration of the business of First Liberty Bank into Community Bank. Under his consulting agreement, Mr. Davis will receive $100,000 cash compensation per year during the period of his engagement. The consulting agreement contains customary non-compete and non-solicitation provisions for a period of three years following termination of his engagement.

         It is also a condition of the Merger that Mr. Tokach and Mr. Solfanelli enter into three-year employment agreements with Community Bank System and Community Bank at the time of the Merger. Mr. Tokach's agreement provides that he will receive an annual base salary of $165,000 plus potential incentive compensation and benefits as compensation for serving as President and Chief Executive Officer of the division of Community Bank operating in the market areas formerly served by First Liberty Bank. Under Mr. Solfanelli's employment agreement, he will receive an annual base salary of $150,000 plus potential incentive compensation and benefits for serving as Executive Vice President and Chief Legal Officer of the division of Community Bank operating in the market areas formerly served by First Liberty Bank. The agreements also provide Mr. Tokach and Mr. Solfanelli with severance payments and benefits in the event that their employment terminates under specified circumstances, including a "change in control" of CBSI.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item with respect to the security ownership of management is set forth in Item 10.

         The following table sets forth information with respect to persons known by the Company to have beneficially owned five percent or more of the outstanding Company common stock as of March 19, 2001:


Name and Address           Amount and Nature of
of Beneficial Owner        Beneficial Ownership                Percent of Class
-------------------        --------------------                ----------------

Saul Kaplan(1)             880,318 shares                       13.8%
101 Rhonda Drive
Scranton, PA

Peter A. Sabia(2)          482,808 shares                        7.5%
402 Willow Street
Dunmore, PA

[FN]

(1) Mr. Kaplan is a director of the Company and the Bank.

(2) Mr. Sabia is a director of the Company and the Bank. The amount includes 91,405 shares owned in various capacities by members of his family.


ITEM 13.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with regard to indebtedness of management is incorporated herein by reference from Note 4 - Loans of the Company's Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.........................................................Page
                                                                           ----

(a)(1)    The following financial statements are included in Part II Item 7:
                 Management's Statement on Financial Reporting...............17*
                 Independent Auditors' Report................................18*
                 Financial Statements:
                    Consolidated Balance Sheets, December 31, 2000 and 1999..19* Consolidated Statements of Operations,
                      Years Ended December 31, 2000 , 1999 and 1998..........20*
                    Consolidated Statement of Changes in Shareholders' Equity,
                      Years Ended December 31, 2000, 1999 and 1998...........21*
                    Consolidated Statement of Cash Flows,
                      Years Ended December 31, 2000, 1999 and 1998...........22*
                    Notes to Consolidated Financial Statements............23-40*
                 Selected Quarterly Financial Data-
                      Years Ended December 31, 2000, and 1999................16*

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(2)      Exhibits included herein or incorporated by reference herein:

                  2.1 Agreement and Plan of Merger, dated November 29,2000, as amended between Community Bank System, Inc. and Registrant. (Incorporated by reference to Exhibit 2.1 of Community Bank System, Inc.'s Registration Statement No. 333-55016 on Form S-4.)

                  3.1 Registrant's Articles of Incorporation, as amended on October 15, 1999 (Incorporated by reference to
                           Exhibit 3.1 of the Registrant's Annual Report on Form 10-K/A No.2 for fiscal year ended December 31, 1999, filed on January 22, 2001.)

                  3.2 Registrant's Bylaws (Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on July 15, 1998.)

                  10.1 Amended and Restated Employment Agreement, dated October 25, 2000, between William M. Davis and First Liberty Bank & Trust (Incorporated by reference to
                           Exhibit 10.1 of the Registrant's Annual Report on Form 10-K/A No. 2 for fiscal year ended December 31, 1999, filed on January 22, 2001.)

                  10.2 Amended and Restated Employment Agreement, dated October 25, 2000, between Steven R. Tokach and First Liberty Bank & Trust (Incorporated by reference to
                           Exhibit 10.2 of the Registrant's Annual Report on Form 10-K/A No. 2 for fiscal year ended December 31, 1999, filed on January 22, 2001.)

                  10.3 Amended and Restated Employment Agreement, dated October 25, 2000, between Joseph R. Solfanelli and First Liberty Bank and Trust (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on form 10-K/A No. 2 for fiscal year ended December 31, 1999, filed on January 22, 2001.)

                  10.4 Form of Employment Agreement among Community Bank System, Inc., Community Bank, N.A., and Steven R. Tokach (Incorporated by reference to Exhibit 10.3 of Community Bank System Inc.'s Registration Statement No. 333-55016 on Form S-4.)

                  10.5 Form of Employment Agreement, among Community Bank System, Inc., Community Bank, N.A., and Joseph R. Solfanelli (Incorporated by reference to Exhibit 10.4 of Community Bank System, Inc.'s Registration Statement No. 333-55016 on Form S-4.)

                  10.6 Form of Consulting Agreement among Community Bank System, Inc., Community Bank, N.A., and William M. Davis (Incorporated by reference to Exhibit 10.5 of Community Bank System, Inc.'s Registration Statement No. 333-55016 on Form S-4.)

                  10.7 Form of Voting Agreement, dated November 29, 2000, between Community Bank System, Inc. and directors and executive officers of Registrant. (Incorporated by reference to Exhibit 10.2 of Community Bank System, Inc.'s Registration Statement No. 333-55016 on Form S-4.)

                  10.8 Stock Option Agreement, dated November 29, 2000, between Community Bank System, Inc. and Registrant. (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-55016 on Form S-4.)

                  11.1 Computation of Earnings Per Share is incorporated by reference from page 26 of Exhibit 99.1-Selected pages from the 2000 Annual Report to Shareholders.

                  21       Subsidiaries of the Registrant

                  23.1     Consent of KPMG LLP

                  99.1     Selected Pages from the 2000 Annual Report to
                           Shareholders


(b) The Registrant filed a Current Report on Form 8-K, dated December 6, 2000, reporting the execution of an Agreement and Plan of Merger, dated November 29, 2000, with Community Bank System, Inc.


* Refers to page numbers in selected pages from Annual Report to Shareholders attached hereto as Exhibit 99.1

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        First Liberty Bank Corp.
----------------------------------
            (Registrant)

By /S/    William M. Davis     Chairman, President and Director   March 30, 2001
    --------------------------
          William M. Davis
   (Principal Executive Officer)

By /S/   Donald J. Gibbs       Treasurer                          March 30, 2001
   ---------------------------
         Donald J. Gibbs
   (Principal Financial Officer)

       Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     Peter A. Sabia         Director                           March 30, 2001
 -----------------------------
        Peter A. Sabia

/S/    Kuzma Leschak, Jr.      Director                           March 30, 2001
 -----------------------------
       Kuzma Leschak, Jr.

/S/    Robert T. Kelly         Director                           March 30, 2001
------------------------------
       Robert T. Kelly

/S/    David M. Epstein        Director                           March 30, 2001
 -----------------------------
       David M. Epstein

/S/    I. Leo Moskovitz        Director                           March 30, 2001
------------------------------
       I. Leo Moskovitz

/S/    Thomas G. Speicher      Director                           March 30, 2001
------------------------------
       Thomas G. Speicher

/S/  William K. Nasser, Jr.    Director                           March 30, 2001
------------------------------
     William K. Nasser, Jr.

/S/    Steven R. Tokach        Director                           March 30, 2001
------------------------------
       Steven R. Tokach

/S/    Garfield G. Thomas      Secretary and Director             March 30, 2001
------------------------------
       Garfield G. Thomas

/S/    William M. Davis        Chairman, President and Director   March 30, 2001
 -----------------------------
       William M. Davis

/S/    Harold P. McGovern      Director                           March 30, 2001
------------------------------
       Harold P. McGovern

/S/    Saul Kaplan             Director                           March 30, 2001
------------------------------
       Saul Kaplan

/S/ Joseph P. Coviello, Esq.   Director                           March 30, 2001
------------------------------
    Joseph P. Coviello

/S/    Saul Kaplan             Director                           March 30, 2001
------------------------------
       Saul Kaplan

/S/ Joseph P. Coviello, Esq.   Director                           March 30, 2001
------------------------------
    Joseph P. Coviello

/S/    Michael A. Barbetti     Director                           March 30, 2001
------------------------------
       Michael A. Barbetti

/S/    Fred J. Gentile         Director                           March 30, 2001
------------------------------
       Fred J. Gentile

/S/    Harold S. Kaplan        Director                           March 30, 2001
------------------------------
       Harold S. Kaplan

/S/    Norman E. Woodworth     Director                           March 30, 2001
------------------------------
       Norman E. Woodworth

                                                         FIRST LIBERTY BANK CORP.
                                                           Financial Highlights
                                                (Dollars In Thousands, Except Share Data)

                                    For the Year                                             2000              1999             1998

Total interest income                                                                  $   44,215         $    42,559      $  42,365
Total interest expense                                                                     25,128              22,543         22,673
Net interest income                                                                        19,087              20,016         19,692
Provision for loan losses                                                                     540                 720            540
Noninterest income                                                                          2,131               2,244          1,778
Noninterest expense                                                                        14,803              13,992         15,359
Income tax provision                                                                        1,295               1,521          1,570
Net income                                                                                  4,580               6,027          4,001
Cash dividends paid                                                                         2,802               2,672          2,179

                                   At Year-End
Assets                                                                                 $  627,873         $   653,275      $ 615,370
Loans, gross                                                                              417,744             417,249        376,856
Allowance for loan losses                                                                   5,421               5,107          4,61
Securities                                                                                167,432             185,908        196,563
Deposits                                                                                  490,986             484,446        496,600
Shareholders' equity                                                                       62,416              57,217         58,908

                                   Share Data
Net income - basic                                                                     $     0.72         $      0.95      $    0.63
Net income - diluted                                                                         0.72                0.94           0.63
Cash dividends                                                                               0.44                0.42           0.35
Book value (1)                                                                               9.80                8.99           9.28
Number of shares outstanding, net (at year-end)                                         6,368,640           6,366,984      6,348,548

                                 Selected Ratios

Return on assets (net income divided by average total assets)                                0.71%              0.95%          0.66%
Return on equity (net income divided by average equity)                                      7.75%             10.28%          7.06%
Common stock dividend payout rate (dividends declared divided by
    net income)                                                                             61.18%             44.33%         54.46%
Equity-to-assets ratio (average equity divided by average total assets)                      9.15%              9.26%          9.35%
Tier I Leverage Ratio                                                                        9.28%              9.46%          9.44%
Risk-Based Capital Ratio, Tier I                                                            14.79%             15.62%         17.66%
Risk-Based Capital Ratio, Total                                                             16.05%             16.87%         18.91%

[FN]
(1) Based on shareholders' equity and number of shares outstanding at year-end.

                                                        FIRST LIBERTY BANK CORP.
                                                            Financial Review
                                                         Selected Financial Data
                                                (Dollars In Thousands, Except Share Data)



             For the Year                        2000             1999             1998              1997              1996
                                           ---------------  ----------------  ---------------   ---------------   ---------------
Total interest income                     $     44,215      $    42,559        $    42,365       $      41,316      $      39,939
Total interest expense                          25,128           22,543             22,673              21,575             20,523
Net interest income                             19,087           20,016             19,692              19,741             19,416
Provision for loan losses                          540              720                540                 600                833
Noninterest income                               2,131            2,244              1,778               2,044              2,254
Noninterest expense                             14,803           13,992             15,359              14,328             14,024
Income tax provision                             1,295            1,521              1,570               1,737              1,743
Net income                                       4,580            6,027              4,001               5,120              5,070
Cash dividends paid                              2,802            2,672              2,179               2,119              1,925

              At Year-End

Assets                                    $    627,873      $   653,275        $   615,370        $    585,051      $     576,696
Loans, gross                                   417,744          417,249            376,856             361,724            343,623
Allowance for loan losses                        5,421            5,107              4,618               4,562              5,017
Securities                                     167,432          185,908            196,563             185,129            191,208
Deposits                                       490,986          484,446            496,600             484,802            487,584
Shareholders' equity                            62,416           57,217             58,908              55,584             51,642

              Share Data

Net income - basic                        $       0.72      $      0.95        $      0.63        $       0.81      $        0.81
Net income - diluted                              0.72             0.94               0.63                0.80               0.80
Cash dividends                                    0.44             0.42               0.35                0.35               0.31
Book value (1)                                    9.80             8.99               9.28                8.83               8.21
Number of shares outstanding, net
  (at year-end)                              6,368,640        6,366,984          6,348,548           6,296,260          6,294,720

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

Proposed Merger of Company

On November 29, 2000, the Company entered into a merger agreement with Community Bank System, Inc., which provides that the Company will merge with and into Community Bank System, Inc. This agreement is subject to shareholder and regulatory approvals and other conditions.

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

Results of Operations

Net income for 2000 was $4,580,000, a decrease of 24.01% from the prior year. This decrease was primarily attributable to a decline in net interest margin of $929,000 compared to 1999. In addition, gains on the sale of securities decreased $172,000 to $53,000 in 2000 from $225,000 in 1999. Net income also decreased due to $336,000 in merger-related costs incurred during the year in connection with the pending merger of the Company with Community Bank System, Inc. The following table (Table 1) presents the amount and percentage of increase (decrease) for the major components of net income for the years under review.



                                                              TABLE 1
                                                        INCREASE (DECREASE)

                                                                       2000 vs. 1999             1999 vs. 1998
                                                                       -------------             -------------
                                                                     Amount      Percent       Amount    Percent

Interest income                                                    $  1,656        3.89%     $    194       .46%
Interest expense                                                      2,585       11.47%        (130)     (.57)%
                                                                   --------      -------     --------   --------
Net interest income                                                   (929)      (4.64)%          324      1.65%
Provision for loan losses                                             (180)     (25.00)%          180     33.33%
                                                                   --------      -------     --------   --------
Net interest income after provision for loan losses                   (749)      (3.88)%          144       .75%
Noninterest income                                                    (113)      (5.04)%          466     26.21%
Noninterest expense                                                     811        5.30%      (1,367)    (8.90)%
                                                                   --------      -------     --------   --------
(Loss) income before federal income tax provision                   (1,673)      (22.16)%       1,977     35.49%
Federal income tax provision                                          (226)      (14.86)%        (49)    (3.12)%
                                                                   --------      -------     --------   --------
Net (loss) income                                                  $(1,447)      (24.01)%   $   2,026     50.64%
                                                                   ========      =======    =========   ========


Net Interest Income

Table II illustrates average balances and the average tax-equivalent yield earned by the Bank on its interest-earning assets and the average interest rate associated with its interest-bearing liabilities for 2000, 1999 and 1998. Table II exhibits the volume and yield/rate variances for interest-earning assets and interest-bearing liabilities.


                                                              TABLE II
                                                     AVERAGE BALANCES AND RATES

                                               2000                       1999                         1998
                                     Average  Revenue/ Yield/    Average  Revenue/ Yield/     Average  Revenue/ Yield/
                                     Balance  Expense   Rate     Balance  Expense   Rate      Balance  Expense   Rate
                                     -------  -------  ------    -------  -------  ------     -------  -------- ------
Interest earning assets:
     Loans
         Commercial, financial,
              real estate and
              agriculture           $186,687  $15,622  8.37%    $159,434  $12,733   7.99%    $107,387  $  8,240   7.67%
         Real estate - residential
              mortgage               172,569   12,917  7.49%     161,943   12,288   7.56%     191,988    15,589   8.12%
         Installment - net            69,460    5,490  7.90%      71,108    5,979   8.41%      68,247     6,522   9.56%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
     Total loans (including fees)    428,716   34,029  7.94%     392,485   31,000   7.90%     367,622    30,351   8.26%
     Securities:
         Taxable                     146,236    9,091  6.22%     152,116    9,163   6.02%     140,474     8,453   6.02%
         Tax-exempt                   30,339    2,339  7.71%      42,112    3,268   7.76%      46,456     3,574   7.69%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
     Total securities                176,575   11,430  6.47%     194,228   12,431   6.40%     186,930    12,027   6.43%
     Federal funds sold                   --       --              1,532       73   4.77%      11,214       606   5.40%
     Interest-bearing deposits
         in banks                        431       26   6.03%      9,759      439   4.50%      11,285       642   5.69%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
Total interest-earning assets        605,722  $45,485   7.51%    598,004  $43,943   7.35%     577,051   $43,626   7.56%
                                              =======                     =======                      ========
Noninterest-earning assets            36,346                      34,839                       29,133
                                    --------                     -------                      -------
TOTAL ASSETS                        $642,068                    $632,843                     $606,184
                                    ========                    ========                     ========
Interest-bearing liabilities:
     Deposits
         Savings, Club, NOW,
              and money market
              accounts              $137,736  $ 2,723   1.98%   $144,520  $ 3,142   2.17%    $149,019   $ 3,532   2.37%
         Certificates of deposits    299,869   16,993   5.67%    310,566   15,986   5.15%     299,118    16,302   5.45%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
     Total interest-bearing
              deposits               437,605   19,716   4.51%    455,086   19,128   4.20%     448,137    19,834   4.43%
     Federal funds purchased          39,191    2,503   6.39%      5,603      306   5.46%          30         1   3.33%
     Borrowed funds                   46,215    2,860   6.19%     54,949    3,047   5.55%      50,031     2,767   5.53%
     Capitalized lease obligation        513       49   9.55%        610       62   0.16%         699        71  10.16%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
Total interest-bearing liabilities   523,524   25,128    4.80%   516,248  $22,543   4.37%     498,897   $22,673   4.55%
                                     -------  -------  ------    -------  -------  ------     -------  --------  ------
Noninterest-bearing liabilities       59,777                      57,992                       50,619
Shareholders' equity                  58,767                      58,603                       56,668
                                     -------                     -------                      -------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY           $642,068                    $632,843                     $606,184
                                    ========                    ========                     ========
Net interest income                           $20,357                     $21,400                       $20,953
                                              =======                     =======                       =======
Interest rate spread                                     2.71%                      2.98%                         3.01%
Margin analysis:
     Interest income/interest -
         earning assets                                  7.51%                      7.35%                         7.56%
     Interest expense/interest -
         earning assets                                  4.15%                      3.77%                         3.93%
     Net interest income/interest -
         earning assets                                  3.17%                      3.58%                         3.63%

Tax equivalent adjustments:
     Loans                                    $   475                     $   273                       $    46
     Securities                                   795                       1,111                         1,215
                                              -------                     -------                      --------
Total                                         $ 1,270                     $ 1,384                       $ 1,261
                                              =======                     =======                       =======



[FN]
1.   Installment loans are stated net of unearned income.
2.   Average loan balances include nonaccrual loans.
3.   Average balances represent average daily balances.
4. Yields on securities available for sale were computed using historical amortized cost.

                                                             TABLE III
                                                  VOLUME AND YIELD/RATE VARIANCES

                                                 2000 compared to 1999                  1999 compared to 1998
                                                 ---------------------                  ---------------------
                                                        Yield/                                 Yield/
                                           Volume         Rate          Net       Volume         Rate           Net
                                           ------       ------          ---       ------         ----           ---
Interest income:
     Loans                                 $2,862      $   167       $3,029       $2,059     $(1,410)       $   649
     Securities
       Taxable                              (354)          282         (72)          710           --           710
       Tax-exempt                           (914)         (15)        (929)        (335)           29         (306)
     Federal funds sold                      (73)           --         (73)        (523)         (10)         (533)
     Interest-bearing deposits
          in banks                          (420)            7        (413)         (87)        (116)         (203)
                                          -------     --------       ------       ------       ------       -------
     Total interest-earning assets          1,101          441        1,542        1,824       (1,507)          317
                                          -------     --------       ------       ------       -------      -------
Interest expense:
     Savings, Club, NOW, and
       money market accounts                (147)        (272)        (419)        (105)        (285)         (390)
     Certificates of deposit                (551)        1,558        1,007          621        (937)         (316)
     Federal funds purchased                1,834          363        2,197          186          119           305
     Borrowed funds                         (485)          298        (187)          269           11           280
     Capitalized lease obligation            (10)          (3)         (13)          (9)           --           (9)
                                          -------     --------       ------       ------       ------       -------
     Total interest-bearing liabilities       641        1,944        2,585          962      (1,092)         (130)
                                          -------     --------       ------       ------       -------      -------
Net interest income                       $   460     $(1,503)       $(1,043)     $  862       $(415)       $   447
                                          =======     ========       ========     ======       ======       =======

[FN]
1. The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of change in each.
2. Balances of nonaccrual loans and related income recognized have been included for computation purposes.
3. Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34% in each of the three years.


The increase in 2000 taxable equivalent interest income was driven by increased average balances of commercial and residential loans in addition to increases in the yields on all earning asset categories, except tax-exempt securities and commercial real estate loans. The increase in the 1999 taxable equivalent interest income as compared to 1998 was primarily due to a positive volume and negative rate relationship. The 2000 increase in interest expense was primarily due to an increased average balance on federal funds purchased and rate increases on certificates of deposit, federal funds and borrowed funds, while the 1999 decrease was attributable to decreased rates on deposits.

As shown in Table II and III, 2000 taxable-equivalent net interest income decreased $1,043,000 (4.87%) compared to 1999. Interest income increased $1,542,000 and interest expense increased $2,585,000. The 2000 net interest spread was 2.71% (27 basis points below 1999). The decline in the net interest spread was a result of competitive pressures and federal monetary policy causing yields/rates to increase for total interest-earning assets to a lesser degree than the increase seen on rates for total interest-bearing liabilities.

Taxable-equivalent net interest income for 1999 increased $447,000 (2.13%) over 1998. Interest income increased $317,000 and interest expense decreased $130,000. The 1999 net interest spread was 2.98% (3 basis points below 1998). The decline in the net interest spread was a result of competitive pressures causing yields/rates to decrease for total interest-bearing liabilities and decrease, to a greater degree, for total interest-earning assets.

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

The allowance for loan losses was $5,421,000 at December 31, 2000, as compared to $5,107,000 at December 31, 1999, an increase of 6.15%. This rate of increase is lower than the rate in the prior year of 10.59%. This is primarily due to a reduction of the provision in 2000. The allowance was 1.30% and 1.23% of total loans (net of unearned discount and fees) at December 31, 2000 and 1999, respectively. The provision for loan losses decreased to $540,000 in 2000 from $720,000 in 1999. This decrease was primarily due to the reduction of nonperforming loans and the flat growth in the loan portfolio.

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



                                                              TABLE IV
                                                CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                             Years Ended December 31,
                                                                   2000       1999       1998       1997     1996
                                                                   ----       ----       ----       ----     ----

Allowance for loan losses at beginning of period                 $5,107     $4,618     $4,562     $5,017   $4,787
Charge-offs:
     Domestic:
         Commercial, financial and agricultural                      49        238        313        315      330
         Real estate commercial and residential
              mortgage                                              230        220        256        821      366
         Installment                                                136        218        208        171       69
                                                                 ------     ------     ------     ------   ------

     Total                                                          415        676        777      1,307      765
                                                                 ------     ------     ------     ------   ------

     Recoveries:
     Domestic:
         Commercial, financial and agricultural                      52        379        232        189       98
         Real estate - commercial and residential
              mortgage                                               97         25         28         35       48
Installment                                                          40         41         33         28       16
                                                                 ------     ------     ------     ------   ------

     Total                                                          189        445        293        252      162
                                                                 ------     ------     ------     ------   ------

Net charge-offs                                                     226        231        484      1,055      603
Additions charged to operations                                     540        720        540        600      833
                                                                 ------     ------     ------     ------   ------
Allowance for loan losses at end of period                       $5,421     $5,107     $4,618     $4,562   $5,017
                                                                 ------     ------     ------     ------   ------

Percentage of net charge-offs during the period to
     average loans outstanding during the period                   .05%       .06%       .13%     .  30%     .19%
Percentage of allowance for loan losses to total loans -
     net of unearned income, period end                           1.30%      1.23%      1.23%      1.28%    1.46%
Percentage of allowance for loan losses to total
     nonperforming loans, period end                               409%       319%       211%       243%      88%



                                                              TABLE V
                                              ALLOCATION OF ALLOWANCES FOR LOAN LOSSES

                                                                 December 31,
                                    2000           1999              1998             1997             1996
                                    ----           ----              ----             ----             ----
                                        % of              % of              % of             % of              % of
                                       Loans             Loans             Loans            Loans             Loans
                                     in Each           in Each           in Each          in Each           in Each
                                    Category          Category          Category         Category          Category
                                    to Total          to Total          to Total         to Total          to Total
                              Amount   Loans   Amount    Loans   Amount    Loans  Amount    Loans   Amount    Loans
                              ------   -----   ------    -----   ------    -----  ------    -----   ------    -----
Domestic:
     Commercial, financial
         and agriculture      $1,335     15%   $1,053      15%   $1,196      18%  $  934      18%   $1,001      13%
     Real estate - commercial
         and residential
         mortgage              1,537     68%    1,659      68%    1,284      64%   1,424      64%    1,898      70%
     Installment                 285     17%      189      17%      138      18%     242      18%      210      17%
     Unallocated               2,264      --    2,206       --    2,000       --   1,962       --    1,908       --
                             -------    ----   ------      ---   ------      ---   -----      ---   ------      ---
Total                        $ 5,421    100%   $5,107     100%   $4,618     100%  $4,562     100%   $5,017     100%
                             =======    ====   ======     ====   ======     ====  ======     ====   ======     ====



Allocations for commercial, financial and agricultural loans are determined by reviewing significant loans. Allocations for real estate and consumer loans are based on historical losses, delinquency trends and current economic conditions. The unallocated portion is established by management to absorb inherent losses in the portfolio. The allocated allowances for commercial and real estate loans increased in 2000 and 1999, respectively, in response to increased balances outstanding. These allocations are estimates and are subject to revision as conditions change.

Noninterest Income

Noninterest income generally consists of service charges on deposits, fees for customer services, fees from the Small Business Administration, gains on sales of loans, and other infrequent types of transactions.

Noninterest income decreased due to a decrease in gains recognized on sales of securities. Gains on sale of securities decreased by $172,000 in the year ended December 31, 2000, as compared to 1999.

Noninterest Expense

The following table (Table VI) summarizes major components of noninterest expense for the periods shown.


                                                   2000                       1999                      1998
                                             Percent to Total           Percent to Total          Percent to Total
                                             Interest Earning           Interest Earning          Interest Earning
                                             ----------------           ----------------          ----------------
                                           Amount       Assets       Amount       Assets       Amount        Assets
                                           ------       ------       ------       ------       ------        ------

Salaries and benefits                     $ 7,742        1.28%       $7,212         1.21%     $ 7,080         1.21%
Net occupancy, furniture and
   equipment expense                        2,671         .44         2,462          .41        2,426          .41
Data processing services                      237         .04           352          .06          650          .11
Foreclosure and other real estate
   expenses                                    80         .01            56          .00          351          .06
Merger-related costs                          336         .06            --           --        1,098          .19
Other expense                               4,073         .67         3,910          .65        3,754          .64
                                          -------       -----        ------       ------       ------         ----
Total                                     $14,803        2.44%      $13,992         2.33%     $15,359         2.62%
                                          =======       =====       =======       ======      =======        =====

Salaries and benefits increased in 2000 as a result of normal growth in salary and benefit compensation during the year.

Occupancy costs and furniture and equipment expense increased in 2000 primarily as a result of the increased costs associated with the new branches. Data processing services expense decreased $115,000 in 2000 primarily due to efficiencies gained with the Jack Henry system. Also, in 1999, the Bank incurred additional expenses to address potential year 2000 issues.

Merger-related expenses of $1,098,000 were charged to income in the second quarter of 1998 as a result of the June 30, 1998 merger with UVB. Also, merger-related expenses of $336,000 were incurred in the fourth quarter of 2000 as a result of the merger activity with Community Bank System, Inc.

Income Tax Provision

Fluctuations in the 2000, 1999 and 1998 income tax provisions and effective tax rates result, generally, from the changes in federal taxable income and in tax-free income on securities and loans. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

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

Securities

The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Bank's investment policy is more restrictive than applicable banking regulations allow and, accordingly, the Bank has invested primarily in U.S. government and agency securities, which qualify as liquid assets under applicable regulations, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. The Bank's investment portfolio consists of those securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 2000, the available-for-sale securities portfolio totaled $167,432,000, or 26.7% of assets. This is a decrease of $18,500,000, or 9.94%, from the total as of December 31, 1999. This decrease was primarily the combined result of repayments and sales in the portfolio with no purchases made during the entire year.

The following table (Table VII) shows maturity data and related weighted-average yields as of December 31, 2000 and carrying values as of December 31, 2000, 1999, and 1998. Yields on available for sale securities are computed using historical amortized cost.


                                                             TABLE VII
                                                        SECURITIES PORTFOLIO

                                                                     December 31, 2000
                                                                     -----------------
                                                   After one     After five
                                      One year      through        through      After ten    No stated
                                       Or less    five years      ten years       years      maturity        Total
                                       -------    ----------      ---------       -----      --------        -----

Securities available for sale
U.S. Treasuries
     Market value                     $   --         $    --     $     --         $   --        $  --       $   --
     Yield                                --              --           --             --           --           --
Municipal securities
     Market value                      1,869             513        5,879         21,167           --       29,428
     Yield                             4.14%           4.52%        5.26%          4.99%           --        4.98%
Mortgage-backed securities and
     U.S. government agencies
     Market value                        892           4,312        2,166         49,483           --       56,853
     Yield                             6.03%           6.26%        6.87%          6.35%           --        6.36%
Collateralized mortgage obligations and
     U.S. government agencies
     Market value                      5,983          39,944       11,339         17,906           --       75,172
     Yield                             5.52%           5.87%        6.50%          6.18%           --        6.01%
Other securities
     Market value                         --             250           --             --        5,729        5,979
     Yield                                --           7.80%           --             --        6.71%        6.75%

Total market value                    $8,744         $45,019      $19,384        $88,556       $5,729     $167,432
                                      ======         =======      =======        =======       ======     ========

Weighted average yield                 5.28%           5.90%        5.39%          5.99%        6.71%        5.97%


                                                                            December 31,
                                                                            ------------
                                                                       2000         1999         1998
                                                                       ----         ----         ----
Securities available for sale
U.S. Treasuries                                                    $     --   $    1,001     $ 22,279
Municipal securities                                                 29,428       34,217       48,575
Mortgage-backed securities and
      U.S. government agencies                                       56,853       66,359       70,309
Collateralized mortgage obligations and U.S.
      government agencies                                            75,172       78,355       49,446
Other securities                                                      5,979        5,976        5,954
                                                                   --------     --------     --------

Total                                                              $167,432     $185,908     $196,563
                                                                   ========     ========     ========

Loans

During 2000, gross loans, net of unearned income, grew $601,000 to $417,151,000 at December 31, 2000. The largest increase was in real estate loans, which increased $9,617,000 to $280,483,000 at December 31, 2000, compared to $270,866,000 at December 31, 1999.

The following table (Table VIII) shows consolidated loans at December 31, 2000, 1999, 1998, 1997 and 1996 (including non-accrual loans), and summarizes the maturity data for loans-gross as of December 31, 2000.

                                   TABLE VIII
                                      LOANS

                                                                   2000       1999       1998       1997     1996
                                                                   ----       ----       ----       ----     ----


Real estate - commercial and residential mortgage               $280,483   $270,866   $235,608   $226,551  $233,191
Commercial, financial and agricultural                            62,118     64,513     67,659     64,822    44,730
Installment                                                       70,163     70,760     67,323     64,321    58,452
Real estate - construction                                         4,980     11,110      6,266      6,030     7,250
                                                                --------   --------   --------   --------  --------
     Total loans - gross                                         417,744    417,249    376,856    361,724   343,623
Less:  unearned income                                               593        699        941      1,130     1,147
                                                                --------   --------   --------   --------  --------

     Total gross loans, net of unearned income                  $417,151   $416,550   $375,915   $360,594  $342,476
                                                                ========   ========   ========  ========   ========


                                                                             December 31, 2000
                                                                             -----------------
                                                                                 After One
                                                                                  Year but
                                                                      Within        Within      Over
                                                                     One Year   Five Years   Five Years     Total
                                                                    ---------   ----------   ----------     -----

Real estate - commercial and residential mortgage
     and construction                                               $10,914        $23,255      $251,294   $285,463
Commercial, financial and agricultural                                5,809         14,881        41,428     62,118
Installment                                                           3,913         37,890        28,360     70,163
                                                                  ---------       --------    ---------- ----------
     Total loans - gross                                            $20,636        $76,026      $321,082   $417,744
                                                                    =======        =======      ========   ========

Fixed rate                                                          $15,243        $68,344      $233,475   $317,062
Variable rate                                                         5,393          7,682        87,607    100,682
                                                                   --------        -------    ----------  ---------
     Total loans - gross                                            $20,636        $76,026      $321,082   $417,744
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

Table IX summarizes the Bank's nonperforming assets at December 31, 2000, 1999, 1998, 1997 and 1996.

                                                              TABLE IX
                                                        NONPERFORMING ASSETS

                                                                   2000       1999       1998       1997     1996
                                                                   ----       ----       ----       ----     ----

Nonaccrual loans (1)                                             $1,050     $1,446     $1,740     $1,607   $4,449
Loans past due 90 days or more and still accruing                   275        154        445        290      713
                                                                 ------     ------     ------     ------   ------

     Total nonperforming loans                                    1,325      1,600      2,185      1,897    5,162
Real estate owned other than bank premises                          387        558        479        953      817
                                                                 ------     ------     ------     ------   ------

     Total                                                       $1,712     $2,158     $2,664     $2,850   $5,979
                                                                 ======     ======     ======     ======   ======


[FN]
(1) See Note 4 to the consolidated financial statements concerning interest income on nonaccruing loans and Note 1 to the consolidated financial statements - Loans caption - concerning the Bank's policy with regard to accrual of interest.

An analysis of nonaccrual loans as of December 31, 2000, 1999, 1998, 1997 and 1996, is as follows:

                                                                 2000       1999       1998       1997     1996
                                                                 ----       ----       ----       ----     ----
Real estate - commercial and residential mortgage              $  858     $1,180     $1,377     $  987   $3,006
Commercial                                                        192        266        363        620    1,443
                                                               ------     -------   --------    ------   ------

     Total                                                     $1,050     $1,446     $1,740     $1,607   $4,449
                                                               -=====     ======     ======     ======   ======



Nonaccrual loans decreased from $1,446,000 at December 31, 1999, to $1,050,000 at December 31, 2000. This decrease of $396,000 primarily due to the charge-off of approximately $300,000 in nonaccrual loans.

At December 31, 2000 and 1999, the Company had impaired loans totaling approximately $507,000 and $798,000, respectively, all of which had a related allowance for impairment. At December 31, 2000 and 1999, the allowance for losses on impaired loans totaled $285,000 and $311,000, respectively.

Deposits

Table X summarizes the average deposits and rates paid on deposit categories of average total deposits for the last three years.

                                                              TABLE X
                                                          AVERAGE DEPOSITS
                                                   2000                       1999                      1998
                                                   ----                       ----                      ----
                                          Average      Average      Average      Average      Average       Average
                                         Deposits        Rates     Deposits        Rates     Deposits         Rates
                                         --------        -----     --------        -----     --------         -----

Deposits:
     Domestic:
         NOW accounts                  $   25,103        1.47%    $  22,039        1.48%    $  24,383         1.77%
         Savings deposits                  90,233        2.04%       91,923        2.12%       94,580         2.51%
         Other time deposits                3,338        2.97%        3,270        2.74%        5,222         1.22%
         Money market accounts             19,062        2.19%       27,288        2.15%       24,834         2.66%
         Certificates of deposit          299,869        5.67%      310,566        5.15%      299,118         5.45%

Total interest bearing
         Noninterest-bearing demand        56,182                    53,874                    50,422
                                       ----------                 ---------                  --------

Total                                  $  493,787                  $508,960                  $498,559
                                       ==========                  ========                  ========

The level of certificates of deposit decreased in 2000 primarily due to the maturity of a large certificate held by a municipality. The level of certificates of deposit increased in 1999 as compared to 1998 primarily due to growth in the Bank's branches in Daleville and Carbondale.

Table XI summarizes the maturity distribution of time deposits greater than $100,000 at December 31, 1999 and 1998 (including open time deposits and savings accounts).

                                                                        TABLE XI
                                    MATURITY DISTRIBUTION OF TIME DEPOSITS GREATER THAN $100,000

                                                                 December 31, 2000             December 31, 1999
                                                                 -----------------             -----------------
Domestic:
     Certificates of deposit:
         Three months or less                                              $18,069                       $26,373
         Over three months through twelve months                            22,047                        25,883
         Over one year through three years                                  10,547                         7,982
         Over three years                                                    3,828                         3,378
                                                                           -------                       -------
         Total Certificates of deposit                                     $54,491                       $63,616
                                                                           =======                       =======


Capital Adequacy

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital consists of shareholders' equity, which provides a basis for future growth and expansion and also provides a buffer against unexpected losses. Shareholders' equity increased $5,199,000 to $62,416,000 at December 31, 2000. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth. However, the Company's ability to pay dividends to shareholders is dependent on its ability to receive dividend payments from the Bank (see note 15 to the consolidated financial statements).

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8% at December 31, 2000, of which 4% must be Tier 1 capital. The Company's total risk-based capital was 16.46% at December 31, 2000 and 16.87% at December 31,1999. The Company's Tier 1 risk-based capital ratio was 15.21% at December 31, 2000, and 15.62% at December 31, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. The Company's leverage ratio was 9.31% at December 31, 2000 and 9.46% at December 31, 1999.

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

At December 31, 2000, the Bank is classified as well-capitalized with total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios of 16.05%, 14.79% and 9.28%.

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

The following table (Table XII) summarizes the Bank's sensitivity to interest rate fluctuations at December 31, 2000 for certain interest sensitivity periods.

                                                             TABLE XII
                                               MATURITY AND RATE SENSITIVITY ANALYSIS

                                                    Over three     Over six    After one year
                                        Zero to      months to    months to     but within      After
                                     three months   six months     one year     five years    five years      Total
                                     ------------   ----------     --------     ----------    ----------      -----
Interest-earning assets:
   Securities                           $  22,001     $ 12,785     $ 12,570      $ 80,787     $  39,289     $ 167,432
   Loans (net of unearned income)          66,042       19,741       40,778       234,283        56,307       417,151
   Interest-earning deposits                  601            -                 -       -                 -        601
                                        ---------     --------     ------------- -------       ------------ ---------
       Total                            $  88,644     $ 32,526     $ 53,348      $ 315,070     $ 95,596     $ 585,184
                                        =========     ========     ========      =========     ========     =========
Interest-bearing liabilities:
   Now accounts                         $   3,800     $  1,172     $  2,344      $ 14,064      $  4,688      $ 26,068
   Money market accounts                    3,781        2,002        4,004         8,008             -        17,793
   Savings (1)                             13,060        4,690        9,393        48,724        16,241        92,108
   Time                                    84,432       50,157       64,985        96,338           726       296,638
   FHLB advances and federal
      funds purchased                      10,759           29           58        10,350        50,000        71,196
                                        ---------     --------     --------      --------      --------     ---------
       Total                            $ 115,832     $ 58,050     $ 80,784      $177,484       $71,655     $ 503,805
                                        =========     ========     ========      ========      ========     =========
Interest rate sensitivity gap            (27,188)     (25,524)     (27,436)       137,586        23,941        81,379
Cumulative interest rate
     sensitivity gap                     (27,188)     (52,712)     (80,148)        57,438        81,379
Cumulative interest rate
     sensitivity ratio (2)                (4.33%)     (8.40%)      (12.77%)         9.15%        12.96%

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

In addition to gap management, the Company also uses simulation analysis to help monitor and manage interest rate risk. In this analysis the Company examines the result of a 100, 200, and 300 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in their balance sheet. Below are the results of this rate shock analysis as of December 31, 2000 and 1999.


 Change in Rates           Net Interest Income Change (After tax, in thousands)
 ---------------           ----------------------------------------------------

                              December 31, 2000          December 31, 1999
                              -----------------          -----------------

      +300                          $(1,842)                $(3,203)
      +200                           (1,209)                 (2,126)
      +100                             (592)                 (1,059)
      -100                              372                     907
      -200                              541                   1,673
      -300                              723                   2,253


Accounting Developments

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement (as amended by SFAS No. 138 in June 2000) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of certain foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company adopted SFAS No. 133 in its fourth quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $60.3 million transfer of securities from held-to-maturity to available-for-sale and an increase of $725,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this statement did not affect operating results of the Company.

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

Among the sources of asset liquidity are cash and due from banks, Federal Funds sold, securities available for sale, mortgage loans available for sale, and funds received from the repayment of loans and the maturing of investments. The total carrying value of cash and due from banks, Federal Funds sold, securities available for sale, and mortgage-backed securities available for sale, with maturities of less than one year was $25,895,000 at December 31, 2000. In addition to these sources of liquidity and loan repayments, the Company has the ability to secure borrowings collateralized by the securities portfolio. At December 31, 2000, the Company had a maximum borrowing capacity available to it of approximately $285 million from the Federal Home Loan Bank of Pittsburgh. Through the use of these and other sources, management believes the Company has adequate liquidity in both the short-term and the long-term to carry out the Company's growth and profitability strategies. The Company's ability to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. Note 15 of the consolidated financial statements provides information as to the limitations on dividend and other funds transfers from the Company's subsidiary. Such limitations are not expected to adversely impact the ability of the Company to meet its future dividend and other cash obligations.

Quarterly Financial Data

A comparison of quarterly financial information for 2000 and 1999, is provided in the following table.


                                                                                2000
                                                                                ----
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------
Quarter Ended
Interest income                                        $11,101             $11,184        $10,915        $11,015
Interest expense                                         6,363               6,443          6,234          6,088
Net interest income                                      4,738               4,741          4,681          4,927
Provision for loan losses                                   --                 180            180            180
Income before income tax provision                       1,068               1,501          1,558          1,748
Net income                                                 829               1,170          1,214          1,367
Earnings per share    - basic                              .13                 .18            .19            .21
                      - diluted                            .13                 .18            .19            .21


                                                                                1999
                                                                                ----
                                                   December 31        September 30        June 30       March 31
                                                   -----------        ------------        -------       --------
Quarter Ended
Interest income                                        $10,880             $10,764        $10,617        $10,298
Interest expense                                         5,950               5,620          5,565          5,408
Net interest income                                      4,930               5,144          5,052          4,890
Provision for loan losses                                  180                 180            180            180
Income before income tax provision                       1,519               2,122          1,974          1,933
Net income                                               1,278               1,692          1,539          1,518
Earnings per share    - basic                              .20                 .27            .24            .24
                      - diluted                            .19                 .27            .24            .24




Fourth Quarter Results - 2000 versus 1999

Net income for the fourth quarter of 2000 decreased $449,000 from the fourth quarter of 1999. The primary reason for the decrease in net income was approximately $336,000 in merger-related expenses recorded in the fourth quarter of 2000 and a decrease in net interest income of $192,000 in the fourth quarter of 2000 compared to the fourth quarter of 1999.

Market for First Liberty Bank Corp. Common Stock

The stock of First Liberty Bank Corp. is not listed or traded on a recognized securities exchange and is inactively traded. Range of sale prices is gained when available from purchaser or seller at time of transfer for less of 100 shares or more. Quarterly highs and lows are presented below:


                                                   2000                       1999                      1998
                                                   ----                       ----                      ----
                                             High          Low         High          Low         High           Low
                                             ----          ---         ----          ---         ----           ---
Quarter
First                                      $16.50       $13.00       $18.94       $18.38       $15.56        $15.38
Second                                     $13.25       $11.00       $18.75       $17.75       $18.63        $15.56
Third                                      $11.88       $11.13       $18.38       $16.75       $19.25        $18.25
Fourth                                     $13.50       $10.50       $18.25       $16.75       $19.00        $18.31



                  Management's Statement of Financial Reporting


To Our Stockholders:

The management of First Liberty Bank Corp. (the Corporation) is responsible for the preparation, integrity, and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on judgments and estimates of management.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

Management assessed the Corporation's internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal controls over financial data, presented in accordance with accounting principles generally accepted in the United States of America for the year ended December 31, 2000.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2000.





William M. Davis                                     Donald J. Gibbs
President & CEO                                      Chief Financial Officer

                          Independent Auditors' Report


The Board of Directors
First Liberty Bank Corp.:

We have audited the accompanying consolidated balance sheets of First Liberty Bank Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Liberty Bank Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Philadelphia, Pennsylvania
January 29, 2001



                                                         FIRST LIBERTY BANK CORP.
                                                        Consolidated Balance Sheets
                                          (In Thousands of Dollars, Except Per-Share Information)


                                                                                           December 31
                                                                               -------------------------------------
                                                                               -----------------   -----------------
                                                                                     2000                1999
                                              Assets

Cash and due from banks                                                           $   17,151          $   26,023

Securities available for sale                                                        167,432             185,908

Loans, groGain on sale of securities available for sale                              417,744             417,249
    Less:
       Unearned income                                                                  (593)               (699)
       Allowance for loan losses                                                      (5,421)             (5,107)
                                                                                  -----------         -----------

            Loans, net                                                               411,730             411,443
                                                                                  -----------         -----------

Accrued interest receivable                                                            3,364               3,397
Bank premises, leasehold improvements and furniture and
    equipment-- net                                                                   14,078              14,431
Real estate owned                                                                        387                 558
Other assets                                                                          13,731              11,515
                                                                                  -----------         -----------

Total assets                                                                      $  627,873          $  653,275
                                                                                  ===========         ===========

                                            Liabilities

Deposits:
    Noninterest-bearing demand                                                    $   58,377          $    49,502
    Interest-bearing                                                                 432,609              434,944
                                                                                  -----------         -----------

            Total deposits                                                           490,986              484,446

Federal funds purchased                                                               10,730               32,450
Other borrowed money                                                                  60,466               75,567
Accrued interest payable                                                               2,618                2,040
Other liabilities                                                                        657                1,555
                                                                                  -----------         -----------

            Total liabilities                                                        565,457              596,058
                                                                                  -----------         -----------

                                       Shareholders' Equity

Common stock, $.31 par value; authorized, 10,000,000 shares;
    issued, 6,429,460 and 6,427,804 shares, respectively                               2,009                2,009
Surplus                                                                                6,121                6,107
Retained earnings                                                                     55,568               53,790
Accumulated other comprehensive income (loss)                                         (1,086)              (4,493)
Less: Treasury stock-- at cost (60,820 shares)                                          (196)                (196)
                                                                                  -----------         -----------

            Total shareholders' equity                                                62,416               57,217
                                                                                  -----------         -----------

Total liabilities and shareholders' equity                                        $  627,873          $   653,275
                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.





                                                               FIRST LIBERTY BANK CORP.
                                                        Consolidated Statements of Operations
                                               (In Thousands of Dollars, Except Per-Share Information)








                                                                                For the Year Ended December 31
                                                                      ------------------------------------------------------
                                                                      -----------------   -----------------   --------------
                                                                            2000                1999              1998
                                                                      -----------------   -----------------   --------------
Interest income:
    Interest and fees on loans                                          $   33,554           $   30,727          $  30,305
    Interest on interest-bearing deposits                                       26                  439                642
    Interest and dividends on securities:
       Taxable                                                               9,091                9,163              8,453
       Exempt from federal taxes                                             1,544                2,157              2,359
    Interest on federal funds sold                                              --                   73                606
                                                                        ----------           ----------          ---------

            Total interest income                                           44,215               42,559             42,365
                                                                        ----------           ----------          ---------

Interest expense:
    Deposits                                                                19,716               19,128             19,834
    Federal funds purchased                                                  2,503                  306                  1
    Capitalized lease obligation and borrowed funds                          2,909                3,109              2,838
                                                                        ----------           ----------          ---------

            Total interest expense                                          25,128               22,543             22,673
                                                                        ----------           ----------          ---------

            Net interest income                                             19,087               20,016             19,692

Provision for loan losses                                                      540                  720                540
                                                                        ----------           ----------          ---------

            Net interest income after provision for loan losses             18,547               19,296             19,152
                                                                        ----------           ----------          ---------

Noninterest income:
    Service charges and fees                                                   704                  683                699
    Gain on sale of securities                                                  53                  225                 47
    Trust                                                                      702                  666                496
    Other                                                                      672                  670                536
                                                                        ----------           ----------          ---------

            Total noninterest income                                         2,131                2,244              1,778
                                                                        ----------           ----------          ---------

Noninterest expense:
    Salaries and benefits                                                    7,742                7,212              7,080
    Net occupancy and furniture/equipment expenses                           2,671                2,462              2,426
    Data processing services                                                   237                  352                650
    Office expense                                                             315                  571                231
    Foreclosures and other real estate expense                                  80                   56                351
    Merger-related costs                                                       336                   --              1,098
    Other expense                                                            3,422                3,339              3,523
                                                                        ----------           ----------          ---------

            Total noninterest expense                                       14,803               13,992             15,359
                                                                        ----------           ----------          ---------

            Income before income tax provision                               5,875                7,548              5,571

Income tax provision                                                         1,295                1,521              1,570
                                                                        ----------           ----------          ---------

Net income                                                              $    4,580           $    6,027          $   4,001
                                                                        ==========           ==========          =========

Net income                                                              $    4,580           $    6,027          $   4,001
Other comprehensive income, net of tax:
    Unrealized gain on securities:
       Unrealized holding (losses) gains arising during period               3,442               (5,105)               975
       Reclassification adjustment for losses (gains) included
            in net income                                                      (35)                (149)               (47)
                                                                        ----------           ----------          ---------

Comprehensive income                                                    $    7,987           $      773          $   4,929
                                                                        ==========           ==========          =========

Earnings per share (based on net income):
    Basic                                                               $     0.72           $     0.95          $    0.63
    Diluted                                                                   0.72                 0.94               0.63
                                                                        ==========           ==========          =========

See accompanying notes to consolidated financial statements.





                                      FIRST LIBERTY BANK CORP.
                     Consolidated Statements of Changes in Shareholders' Equity
                  (In Thousands of Dollars, Except Per-Share and Par Value Amounts)








                                                Common                                 Accumulated
                                                stock                                     other
                                               par value                 Retained     comprehensive      Treasury
                                                 $.31        Surplus     earnings         income          stock          Total
                                               ---------     -------     --------     --------------     ---------       -----

Balance, January 1, 1998                       $   1,987     $ 5,347     $ 48,613        $   (167)       $   (196)      $  55,584

Net income                                            --          --        4,001              --              --           4,001

Cash dividends ($.35 per share)                       --          --        2,179)             --              --          (2,179)

Stock options exercised                               16         558           --              --              --             574

Net unrealized gains on securities
     available for sale, net of tax                   --          --           --             928              --             928
                                               ---------     -------     --------        ---------       --------       ---------

Balance, December 31, 1998                         2,003       5,905       50,435             761            (196)         58,908

Net income                                            --          --        6,027              --              --           6,027

Cash dividends ($.42 per share)                       --          --       (2,672)             --              --          (2,672)

Stock options exercised                                6         202           --              --              --             208

Net unrealized gains on securities
     available for sale, net of tax                   --          --           --           (5,254)            --          (5,254)
                                               ---------     -------     --------        ---------       --------       ---------

Balance, December 31, 1999                         2,009       6,107       53,790           (4,493)          (196)         57,217

Net income                                            --          --        4,580               --             --           4,580

Cash dividends ($.44 per share)                       --          --       (2,802)              --             --          (2,802)

Stock options exercised                               --          14           --               --             --              14

Net unrealized gains on securities
     available for sale, net of tax                   --          --           --            3,407             --           3,407
                                               ---------     -------     --------        ---------       --------       ---------

Balance, December 31, 2000                     $   2,009     $ 6,121     $ 55,568        $  (1,086)      $   (196)      $  62,416
                                               =========     =======     ========        =========       ========       =========

See accompanying notes to consolidated financial statements.



                                    FIRST LIBERTY BANK CORP.
                             Consolidated Statements of Cash Flows
                                   (In Thousands of Dollars)

                                                                                          For the Year Ended December 31
                                                                              ------------------------------------------------------
                                                                                    2000                1999              1998
                                                                              -----------------   -----------------  ---------------
Cash flows from operating activities:
    Net income                                                                  $    4,580          $    6,027          $   4,001
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                    540                 720                540
          Depreciation, accretion and amortization                                   1,341               1,223              1,234
          Deferred income taxes                                                        164                 144               (255)
          Gain on sales of loans - net                                                 (29)                (29)                --
          Gain on sale of securities available for sale                                (53)               (225)               (47)
          (Gain) loss on disposition of real estate                                    (31)                (12)               266
          Loss or write-down of real estate                                             --                  10                 --
          (Increase) decrease in interest receivable and other assets               (3,990)             (1,110)             1,083
          (Decrease) increase in interest payable and other liabilities               (320)               (607)               281
                                                                                ----------          ----------          ---------

            Net cash provided by operating activities                                2,202               6,141              7,103
                                                                                ----------          ----------          ---------

Cash flows from investing activities:
    Maturities and principal repayments of securities available for sale            18,332              55,178            150,905
    Purchases of securities available for sale                                          --             (72,540)          (153,532)
    Purchases of investment securities                                                  --                  --            (18,308)
    Proceeds from sale of securities available for sale                              5,291              20,518             10,095
    Net increase in loans                                                           (6,111)            (43,061)           (15,932)
    Proceeds from sale of loans                                                      5,000               1,034                 --
    Purchases of bank premises, leasehold improvements and
       furniture and equipment - net                                                  (943)             (5,249)            (2,047)
    Sales of assets acquired through foreclosure, net                                  426                 635                846
                                                                                ----------          ----------          ---------

            Net cash provided by (used in) investing activities                     21,995             (43,485)           (27,973)
                                                                                ----------          ----------          ---------

Cash flows from financing activities:
    Net increase (decrease) in noninterest-bearing demand deposits and
       interest-bearing deposits                                                     6,540             (12,154)            11,798
    Proceeds of stock issued                                                            14                 208                574
    Proceeds from federal funds purchased/borrowed funds                                --              35,340              5,000
    Repayment of federal funds purchased/borrowed funds                            (21,619)             (7,890)                --
    Principal payments on capitalized lease obligation                                (101)                (93)               (84)
    Net (decrease) increase in FHLB borrowings                                     (15,101)             25,000             10,000
    Dividends paid                                                                  (2,802)             (2,672)            (2,179)
                                                                                ----------          ----------          ---------

            Net cash (used in) provided by financing activities                    (33,069)             37,739             25,109
                                                                                ----------          ----------          ---------

            (Decrease) increase in cash and cash equivalents                        (8,872)                395              4,239

Cash and cash equivalents at beginning of year                                      26,023              25,628             21,389
                                                                                ----------          ----------          ---------

Cash and cash equivalents at end of year                                        $   17,151          $   26,023          $  25,628
                                                                                ==========          ==========          =========

Cash paid during the year:
    Interest                                                                    $   24,550          $   19,306          $  22,742
                                                                                ==========          ==========          =========
    Federal income taxes                                                        $    1,329          $    1,302          $   1,442
                                                                                ==========          ==========          =========

Noncash transactions:
    Change in unrealized losses on securities available for sale, net
       of tax                                                                   $    3,407          $    5,254          $     928
                                                                                ==========          ==========          =========
    Transfers of loans to real estate owned other than bank premises            $      255          $      712          $     378
                                                                                ==========          ==========          =========
                                                                                ==========          ==========          =========
    Transfer of securities from investment securities to available for sale     $       --          $       --          $  60,295
                                                                                ==========          ==========          =========

See accompanying notes to consolidated financial statements.

1.     Summary of Significant Accounting Policies

       First Liberty Bank Corp. (the Company) is a bank holding company whose principal subsidiary is First Liberty Bank and Trust (the Bank), which operates branch bank systems primarily located in Lackawanna County, Pennsylvania, and is operated as one business segment. The Bank provides a range of banking services typically associated with a community bank, the most important of which are the taking of deposits and granting of loans to both individuals and corporations within its market area. The Bank faces competition in its market from other depository institutions - some of which are substantially larger than the Bank - and from other financial services companies, including mutual funds, mortgage companies, finance companies, insurance companies and others.

       (a)    Principles of Consolidation and Presentation

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

              In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned.

       (b)    Risks and Uncertainties

              In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, investment securities, and mortgage-related securities available for sale.

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

       (c)    Cash and Cash Equivalents

              For purposes of reporting cash flows, cash and cash equivalents include cash due from banks and federal funds sold. Generally, federal funds are sold for periods ranging up to 30 days.

       (d)    Securities

              Securities include mortgage-backed securities, corporate bonds and certain equity securities.

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

              There were no securities classified as "trading" during 2000, 1999 or 1998.

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

       (e)    Loans

              Loans are stated net of unearned income (deferred fees and costs and unearned discount). Loan interest income is accrued using various methods which approximate a constant yield. Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans.

              Nonaccrual loans are those on which the accrual of interest has ceased. Generally, loans are placed on nonaccrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless collateral is sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on nonaccrual status, is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover contractual principal and interest.

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

              The Company's policy for the recognition of interest income on impaired loans is the same as for nonaccrual loans discussed previously. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.
                                       24

       (f)    Allowance for Loan Losses

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

       (g)    Loans Held for Sale

              Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value.

       (h)    Bank Premises, Leasehold Improvements and Furniture and Equipment

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

       (i)    Real Estate Owned

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

       (j)    Income Taxes

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

       (k)    Customer List

              An intangible asset representing a customer list purchased is stated at cost less accumulated amortization and is included in other assets. Amortization expense is computed on the straight-line basis over the estimated useful life of the asset (seven years).

       (l)    Retirement Plans

              The Bank has retirement plans that cover substantially all employees. The provisions of SFAS No. 87, Employers' Accounting for Pensions, are utilized to calculate net pension cost for the Bank's defined benefit pension plan.

       (m)    Earnings per Common Share

              The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data). All share related information presented in the table below has been adjusted to reflect a four-for-one stock split made effective on October 15, 1999 to shareholders of record as of September 30, 2000.

                                                                           Years ended December 31,
                                                                       2000          1999          1998
                                                                       ----          ----          ----
              Numerator:
                  Net income                                      $   4,580     $   6,027     $   4,001
                                                                  =========     =========     =========

              Denominator:
                  Denominator for basic earnings per
                      share - weighted average shares             6,367,835     6,361,013     6,318,560

              Effect of dilutive securities:
                  Employee stock options                             26,467        46,499        59,992
                                                                 ----------     ---------    ----------

              Denominator for dilutive earnings per
                  share - adjusted weighted average
                  shares and assumed exercise                    6,394,302      6,407,512     6,378,552
                                                                 =========      =========     =========

              Basic earnings per share                           $      .72 $         .95 $         .63
                                                                 ==========  ============  ============

              Diluted earnings per share                         $      .72 $         .94 $         .63
                                                                 ==========  ============  ============

       (n)    Reclassification

              Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.


2.     Restrictions on Cash and Due from Banks

       The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amounts of those reserve balances approximated $4,810,000 and $3,550,000 in 2000 and 1999, respectively.

3.     Securities

       The amortized cost and fair value of securities is shown below (in thousands):


                                                                      Gross        Gross
                                                     Amortized   Unrealized   Unrealized         Fair
                                                          Cost         Gains        Losses      Value
                                                ------------------------------------------ ----------
         Securities available for sale:
         December 31, 2000
              U.S. Treasuries                        $      --       $   --       $    --    $     --
              Municipal securities                      29,457          175         (204)      29,428
              Mortgage-backed securities and U.S.
                  government agencies                   57,449           82         (678)      56,853
              Collateralized mortgage obligations and
                  U.S. government agencies              76,193           21       (1,042)      75,172
              Marketable equity                          5,729           --           --        5,729
              Corporate obligations                        250           --           --          250
                                                      -----------    ------       -------    --------
                                                      $169,078       $  278       $(1,924)   $167,432
                                                      ========       ======       ========   ========

         Securities available for sale:
         December 31, 1999
              U.S. Treasuries                        $   1,000       $    1       $   --     $  1,001
              Municipal securities                      35,905           88       (1,776)      34,217
              Mortgage-backed securities and U.S.
                  government agencies                   68,566           71       (2,278)      66,359
              Collateralized mortgage obligations and
                  U.S. government agencies              81,269           20       (2,934)      78,355
              Marketable equity                          5,726           --           --        5,726
              Corporate obligations                        250           --           --          250
                                                      ------------   ------       -------    --------
                                                      $192,716       $  180      $(6,988)    $185,908
                                                      ========       ======       =======    ========

       Proceeds from sales of securities available for sale during the year ended December 31, 2000, were $5,344,000 per cash flows, resulting in gross realized gains of $53,000 and gross related losses of $0. Proceeds from sales of securities available for sale during the year ended December 31, 1999, were $20,518,000 per cash flows, resulting in gross realized gains of $285,000 and gross realized losses of $60,000. Proceeds from sales of securities available for sale during the year ended December 31, 1998, were $10,095,000, resulting in gross realized gains of $192,000 and gross realized losses of $145,000.

       The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                          Securities
                                                                                      Available-for-sale
                                                                                    ------------------------
                                                                                    Amortized
                                                                                       Cost       Fair Value
                                                                                    ---------     ----------

         Within one year                                                             $  8,773     $  8,744
         After one year but
              within five years                                                        45,479       45,019
         After five years but
              within ten years                                                         19,420       19,384
         After ten years                                                               89,677       88,556
         Marketable equity securities                                                   5,729        5,729
                                                                                     --------     --------
         Total                                                                       $169,078     $167,432
                                                                                     ========     ========

         Weighted average yield                                                         5.46%        5.74%


       At December 31, 2000 and 1999, securities with an amortized cost of approximately $46,378,000 and $43,375,000 (fair value of approximately $45,860,000 and $41,831,000), respectively, were pledged to secure public deposits as required or permitted by law.

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

4.     Loans and Real Estate Owned Other than Bank Premises

       The following is a summary of the Company's loan portfolio on December 31, 2000 and 1999 (in thousands):


                                                                                    2000         1999
                                                                                    ----         ----

         Real estate - commercial and residential mortgage                      $280,483     $270,866
         Commercial, financial, and agricultural                                  62,118       64,513
         Installment loans                                                        70,163       70,760
         Real estate - construction                                                4,980       11,110
                                                                                 -------     --------
              Total loans - gross                                                417,744      417,249

         Less unearned income                                                        593          699
         Allowance for loan losses                                                 5,421        5,107
                                                                                --------     --------
         Net loans                                                              $411,730     $411,443
                                                                                ========     ========


       Accrued   interest   receivable  on  loans  amounted  to  $1,882,000  and
       $1,740,000 at December 31, 2000 and 1999, respectively.

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

       Presented below are total nonaccruing loans of the Company at December 31, 2000, 1999 and 1998. Also shown is the approximate related amount of interest recorded as income and interest which would have been recorded as income had the loans been performing at the contractual terms for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000         1999       1998
                                              ----         ----       ----

         Nonaccrual loans                    $1,050      $1,446     $1,740
         Interest income recorded                55          94         68
         Interest income not recorded           106         154        147

       At December 31, 2000 and 1999, the Company had impaired loans totaling approximately $507,000 and $798,000, respectively, all of which had a related allowance for impairment. At December 31, 2000 and 1999, the allowance for losses on impaired loans totaled $285,000 and $311,000, respectively. The average balance of impaired loans for 2000, 1999 and 1998 was $653,000, $889,000 and $514,000, respectively. There were no charge-offs or recoveries on impaired loans during 2000, 1999 or 1998. The Bank recognizes interest income on impaired loans on a cash basis method. There was no interest income recognized on impaired loans for the years ended December 31, 2000, 1999 and 1998.

       The following table presents 2000 activity in the amounts due to the Bank from principal officers, directors and their related businesses. The indebtedness was incurred in the ordinary course of business, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (in thousands):

         Balance, at beginning of year                                                                    $5,203
         Additions                                                                                         5,223
         Repayments                                                                                        3,442
                                                                                                         -------

         Balance, at end of year                                                                         $ 6,984
                                                                                                         =======

       At December 31, 2000, 1999 and 1998, the Bank serviced loans for others of $11,522,000, $6,399,000 and $7,485,000, respectively.

       An analysis of real estate owned other than bank premises for 2000 and 1999 follows (in thousands):


                                                                                                    Year Ended
                                                                                                 2000       1999
                                                                                                 ----       ----
         Balance, at beginning of year                                                         $  558     $  479
         Transfers from real estate - commercial and real estate loans category                   255        712
         Real estate sales                                                                       (457)      (635)
         Gain on disposition                                                                       47         12
         Write-down of real estate to fair value                                                  (16)       (10)
                                                                                               ------     ------

         Balance, at end of year                                                               $  387     $  558
                                                                                               ======     ======



5.     Allowance For Loan Losses

       A summary of the transactions in the Bank's allowance for loan losses is as follows (in thousands):

                                                                                    2000         1999       1998
                                                                                    ----         ----       ----
         Balance, January 1                                                        $5,107      $4,618     $4,562
         Losses charged to allowance                                                  415         676        777
         Recoveries credited to allowance                                             189         445        293
                                                                                   ------      ------     ------
         Net charge-offs                                                             226          231        484
         Provision charged to operations                                             540          720        540
                                                                                   ------      ------     ------

         Balance, December 31                                                      $5,421      $5,107     $4,618
                                                                                   ======      ======     ======



6.     Bank Premises, Leasehold Improvements, and Furniture and Equipment


       A summary of the Company's bank premises, leasehold improvements, and furniture and equipment is as follows (in thousands):

                                                                                                  December 31,
                                                                                               2000       1999
                                                                                               ----       ----

         Land and buildings                                                                   $13,000    $12,646
         Land under capitalized lease                                                             302        302
         Bank premises and leasehold improvements
              under capitalized lease                                                           1,737      1,720
         Furniture and equipment                                                                7,396      7,260
                                                                                              -------    -------
                  Total at cost                                                                22,435     21,928
         Less: Accumulated depreciation and
              amortization                                                                     (8,357)    (7,497)
                                                                                              -------    -------
         Net bank premises, leasehold improvements
              and furniture and equipment                                                     $14,078    $14,431
                                                                                              =======    =======


7.     Deposits

       Deposits consist of the following major classifications (in thousands):


                                                                         At December 31,
                                                              2000                               1999
                                                              ----                               ----
                                             Weighted                Percent      Weighted                Percent
                                              Average                     of      Average                      of
                                                 Rate       Amount     Total         Rate      Amount       Total
                                                 ----       ------     -----         ----      ------       -----
         NOW accounts                           1.25%      $26,068      5.3%         1.51%    $23,274         4.8%
         Savings deposits                       1.75%       90,206     18.4%         2.02%     89,481        18.5%
         Other time deposits                    3.12%        1,902       .4%         3.00%      1,989          .4%
         Money Market accounts                  2.00%       17,795      3.6%         2.28%     20,255         4.2%
         Certificates of deposit                5.77%      296,638     60.4%         5.25%    299,945        61.9%
         Noninterest-bearing demand                         58,377     11.9%                   49,502        10.2%
                                                      ------------     -----                 --------      -------
         Total deposits at end of period                  $490,986      100%                 $484,446         100%
                                                        ==========   =======                 ========      =======



       While the certificates frequently are renewed at maturity rather than paid out, a summary of certificates of deposit greater than $100,000 by contractual maturity at December 31, 2000 and 1999, is as follows (in thousands):

                                                                                                  2000      1990
                                                                                                  ----      ----
         Three months or less                                                                  $18,069   $26,373
         Over three months through twelve months                                                22,047    25,883
         Over one year through three years                                                      10,547     7,982
         Over three years                                                                        3,828     3,378
                                                                                               -------   -------
              Total                                                                            $54,491   $63,616
                                                                                               =======   =======


       Interest expense on deposits for the years ended December 31, 2000, 1999 and 1998, was (in thousands):


                                                                            2000           1999          1998
                                                                            ----           ----          ----
         NOW accounts                                                    $   368         $   356       $   433
         Savings deposits                                                  1,838           1,950         2,374
         Other time deposits                                                  99              90            64
         Money market accounts                                               418             777           661
         Certificates of deposit                                          16,993          15,955        16,302
                                                                         -------         -------       -------
              Total interest expense                                     $19,716         $19,128       $19,834
                                                                         =======         =======       =======


8.     Capitalized Lease Obligation

       The Bank has capitalized a noncancelable lease for two office buildings that expires in the year 2004. The lease requires payment of property taxes, maintenance costs, and insurance on the properties.

       Future minimum payments, by year and in the aggregate, under the capitalized lease obligation are as follows (in thousands):

         2001                                            $ 155
         2002                                              155
         2003                                              155
         2004                                              103
                                                         -----
         Total minimum lease payments                      568
         Less:  amount representing interest              (102)
                                                         ------
         Present value of net minimum lease payments     $ 466
                                                         ======

9.     Other Borrowed Money

       The  Bank  maintains  a  collateralized  maximum  borrowing  capacity  of
       $284,597,000 with the Federal Home Loan Bank of Pittsburgh (FHLB). On December 3, 1999, the Bank borrowed two advances; one in the amount of $10,000,000 with a rate of 6.16% taken as a five-year/two-year convertible advance and a 90-day, 6.10% fixed rate advance. On October 30, 2000, the Bank borrowed a $20,000,000 advance with a rate of 5.82% and on October 31, 2000, borrowed two more advances, one for $20,000,000 with a rate of 5.60% and the other a $10,000,000 advance with a 6.02% rate. All advances taken in October 2000 mature on November 1, 2010.



                                                                           Maximum                         Weighted
                                                                            Amount          Average         Average
                                                      Weighted      Outstanding at           Amount        Interest
                                     Balance           Average           Month End      Outstanding            Rate
                                      End of          Interest          During the       During the      During the
           2000                       Period              Rate              Period           Period          Period
           ----                    ---------      ------------  ------------------   --------------    ------------
       FHLB advances             $60,000,000             5.84%         $60,000,000      $46,215,000            6.19%
       Federal funds purchased    10,730,000             6.63           75,890,000       39,191,000            6.39

           1999
           ----
       FHLB advances             $75,000,000             5.62%         $75,000,000      $54,949,000            5.55%
       Federal funds purchased    32,450,000             5.00           32,450,000        5,603,000            5.46

           1998
           ----
       FHLB advances             $50,000,000             5.51%         $50,000,000      $49,589,000            5.53%
       Federal funds purchased     5,000,000             4.50            5,000,000           30,000            3.33



       Advances from the FHLB with fixed rates ranging from 5.60% to 6.16% at December 31, 2000, are due as follows:


                                                                                Weighted
                                                                                 Average
                                                            Amount                  Rate
                                                            ------              --------

                           2001                   $             --                   --
                           2002                                 --                   --
                           2003                                 --                   --
                           2004                         10,000,000                6.16%
                           2005                                 --                   --
                           2006                                 --                   --
                           Thereafter                   50,000,000                 5.77%
                                                      ------------
                                                       $60,000,000
                                                      ============


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

       (b)    Pension Plan

              The Bank has a noncontributory defined benefit retirement plan that covers all eligible employees. The Bank's plan provides retirement benefits based upon years of service and average compensation during the three years preceding retirement. The Bank's annual funding policy is to contribute an amount that can be deducted for federal income tax purposes, using an actuarial cost method (Aggregate Cost Method) and assumptions, which differ from those used for financial reporting. Contributions are intended to provide not only for benefits attributable to service to date, but also for those benefits expected to be earned in the future. The contribution for 2000 is $225,000 and is required to be made prior to September 2001. The contributions for 1999 and 1998 approximated $332,000 and $91,000, respectively.

              The following tables set forth FLIB's pension plan's status as of and for the years indicated (in thousands):



              Change in benefit obligation:                                      2000         1999          1998
                                                                                 ----         ----          ----
                  Benefit obligation at beginning of year                     $ 8,681       $9,502        $7,271
                  Service cost                                                    392          577           423
                  Interest cost                                                   599          570           556
                  Actuarial (gain) loss                                         (567)      (1,752)         1,452
                  Benefits paid                                                 (272)        (216)         (200)
                                                                              -------     -------      ---------
                  Benefit obligation at end of year                           $ 8,833       $8,681        $9,502
                                                                              =======       ======        ======

              Change in plan assets:
                  Fair value of plan assets at beginning of year              $ 9,022       $8,464        $7,525
                  Actual return on plan assets                                    129          774           979
                  Employer contributions                                          333           --           160
                  Benefits paid                                                 (272)        (216)         (200)
                                                                              -------      -------       -------
                      Fair value of plan assets at end of year                $ 9,212       $9,022        $8,464
                                                                              =======      =======       =======

              Funded status:
                  Funded (unfunded) status                                    $   379      $   341      $(1,038)
                  Unrecognized transition obligation                               28           32            35
                  Unrecognized net prior service cost (benefit)                 (312)        (336)          (80)
                  Unrecognized net (gain) loss                                  (497)        (780)           742
                                                                              -------      -------       -------
                      Net amount recognized                                   $ (402)     $  (743)       $ (341)
                                                                              =======     ========       =======

              Components of net periodic benefit cost:
                  Service cost                                                $   392         $577          $423
                  Interest cost                                                   599          570           556
                  Expected return on plan assets gain                           (951)        (724)         (638)
                  Amortization of transition obligation                             3            3             3
                  Amortization of prior service (benefit) cost                    (24)         (24)          (6)
                  Amortization of accumulated gain                               (28)           --            --
                                                                              -------      -------       -------
                      Net periodic benefit cost                               $   (9)         $402          $338
                                                                              =======     ========       =======

              Assumptions used:                            December 31,   January 1,   December 31,  December 31
                                                              2000           2000          1999         1998
                                                              ----           ----          ----         ----
                  Discount rate                                 7.50%         7.50%         7.50%          6.50%
                  Expected long-term rate of return on assets   8.50%        10.50%         8.50%          8.50%
                  Rate of compensation increases                3.00%         3.00%         5.00%          4.50%

       (c)    Supplemental Plan

              Prior to its acquisition by the Company, a predecessor bank adopted arrangements for supplemental compensation (the Supplemental Plan) for certain of its executive officers and directors (the Executives). The Supplemental Plan provides that the Company and the Executives share in the rights to the death benefits of a split-dollar life insurance policy (the Split-dollar Policy) and provides for additional compensation to the Executives, equal to any income tax consequences related to the Supplemental Plan until retirement. To fund the annual premium on the Split-dollar Policy and mitigate the obligations under this Plan, the Company has purchased an additional bank owned life insurance policy on the Executives' lives (the BOLI Policy). The amount of the BOLI Policy has been calculated so that the projected increases in its cash surrender value will substantially offset the Company's expense related to the Split-dollar Policy. At December 31, 2000, the Company had $4,678,000 in cash surrender value of life insurance. The Split-dollar Policy is designed to provide the Executives, upon attaining retirement age, with projected annual after-tax distributions. The amount of the benefit obligation for certain participants is increased or decreased each year by an amount equal to the annual BOLI Policy earnings less the Company's cost of funds. At December 31, 2000, the recorded liability related to this portion of the Supplemental Plan is $135,000. In addition, a separate benefit obligation for certain other participants consists of deferred compensation increased by interest rates established in the Supplemental Plan. These rates range from 11% to 12%. At December 31, 2000, the accrued liability for these participants is $292,000.

              The annual expense for the Supplemental Plan was $162,700, $75,400 and $43,600 for 2000, 1999 and 1998, respectively.


11.    Income Taxes

       The components of income tax expense (benefits) are as follows (in thousands):

                                                  2000         1999       1998
                                                  ----         ----       ----

         Current - Federal                        $1,132       $1,377     $1,825
         Deferred - Federal                          163          144      (255)
                                                  ------       ------     ------
                                                  $1,295       $1,521     $1,570
                                                  ======       ======     ======


       A reconciliation of the income tax expense in the accompanying statements of income with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

                                                                                    2000         1999       1998
                                                                                    ----         ----       ----
         Tax expense at 34% rate                                                  $1,997       $2,566     $1,894
         Interest from tax-exempt loans and investments, net                       (712)        (790)      (794)
         Nondeductible merger costs                                                  114           --        138
         Cash surrender value - life insurance                                      (59)         (78)         --
         Low-income housing tax credits                                             (54)         (74)         --
         Other, net                                                                    9        (103)        332
                                                                                  ------       ------     ------
              Income tax expense                                                  $1,295       $1,521     $1,570
                                                                                  ======       ======     ======


       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, in accordance with SFAS No. 109 are presented below (in thousands):

                                                                                                 2000       1999
                                                                                                 ----       ----
         Deferred tax assets:
              Unrealized losses on securities available for sale                               $  560     $2,313
              Allowance for loan losses                                                         1,433      1,209
              Deferred loan fees and nonaccrued interest                                          215        276
              Deferred directors' fees                                                             62         64
              Employee benefits                                                                   343        350
              Tax credit carryforwards                                                            164        345
              Amortization                                                                        152         59
              Others, net                                                                          18         29
                                                                                               ------     ------
              Total gross deferred tax assets                                                   2,947      4,645
                                                                                               ------     ------
         Deferred tax liabilities:
              Depreciation                                                                      (346)      (128)
              Unrealized gains on securities
                  available for sale                                                               --         --
                                                                                               ------     ------
              Total gross deferred tax liabilities                                              (346)      (128)
                                                                                               ------     ------
         Net deferred tax asset                                                                $2,601     $4,517
                                                                                               ======     ======


       Based on the Company's current and past taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible temporary differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at December 31, 2000. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings.

       The  related  tax  effects   allocated   to  each   component   of  Other
       Comprehensive Income are as follows (in thousands):

                                       December 31, 2000             December 31, 1999               December 31, 1998
                                       -----------------             -----------------               -----------------
                                                Tax                             Tax                            Tax
                                   Before   (Expense)      Net of    Before (Expense)      Net of  Before  (Expense)    Net of
                                     Tax          or         Tax       Tax        or         Tax     Tax        or        Tax
                                   Amount    Benefit       Amount    Amount   Benefit      Amount  Amount    Benefit    Amount
                                   ------    -------       ------    ------   -------      ------  ------    -------    ------

       Unrealized gains on
          securities:
           Unrealized holding
              gains (losses) arising
              during period        $5,215   (1,773)        3,442    $(7,734)     2,629    (5,105)    $335      (85)         250
           Add:  transfers from
              held to maturity to
              available for sale       --        --           --          --        --         --   1,142     (417)         725
           Reclassification
              adjustment for (gains)
              losses realized in
              net income             (53)        18          (35)      (225)        76      (149)    (71)        24        (47)
                                   ------   --------      -------   --------    ------    -------  ------     -----       -----
       Net unrealized gains
          (losses)                 $5,162    (1,755)        3,407   $(7,959)     2,705    (5,254)  $1,406     (478)         928
                                   ======    =======      =======   ========    ======    =======  ======     =====       =====



12.    Stock Options Plan

       In connection with its 1998 acquisition of Upper Valley Bancorp, Inc. (Upper Valley), the Company assumed stock options outstanding previously granted by Upper Valley under a stock option plan (Option Plan) for officers, directors and employees of the Company and its subsidiaries. The Option Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. A total of 275,600 awards may be granted under the Option Plan. At December 31, 2000, there were 78,096 shares available for future grants under the Option Plan.

       The Option Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively, stock options). All awards are to be granted at not less than the market price of the Company's common stock on the date of the grant and expire no later than ten years from the grant date. In August 1995, the Board of Upper Valley granted options to purchase 161,500 shares at an exercise price of $8.35 per share, which are exercisable through July 2005. Options issued to members of Upper Valley's Board of Directors totaling 77,168 vested in 1996 and became exercisable. Options issued to officers totaling 84,332, of which 2,908 and 2,756 were subsequently forfeited in 1997 and 1996, respectively, vested in cumulative annual installments of 33-1/3% beginning on the first anniversary date of the grant. As a result of change in control provisions in the Option Plan, all options became immediately exercisable upon Upper Valley's merger with First Jermyn on June 30, 1998.

       A summary of the status of the Company's Stock Option Plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                                          2000                      1999                       1998
                                                          ----                      ----                       ----

                                                      Weighted-                 Weighted-                    Weighted-
                                                       Average                   Average                      Average
                                     Shares      Exercise Price      Shares      Exercise Price  Shares      Exercise Price
                                     ------      --------------      ------      --------------------      --------------
       Stock Options:
           Outstanding at beginning year   79,752        $8.35       98,188       $ 8.35      154,584        $ 8.35
           Granted                             --                        --           --           --            --
           Exercised                      (1,656)                  (18,436)         8.35     (53,488)          8.35
           Canceled                            --                        --         8.35      (2,908)          8.35
                                          -------                  --------                  --------
           Outstanding at end of year      78,096                    79,752         8.35       98,188          8.35
           Exercisable at end of year      78,096                    79,752                    98,188



       The Black-Scholes option pricing model was used to determine the 1995 grant-date fair-value of options. Significant assumptions used in the model included a weighted average risk-free rate of return of 6.6%; expected option life of 10 years; and cash dividend yield of 2.0%.

       In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for the plan and to provide the required proforma disclosures of SFAS No. 123. Had the grant-date fair-value provisions of SFAS No. 123 been adopted, the Company would have recognized no compensation expense in 2000 and 1999 since the options were fully vested by 1998. In 1998, the Company would have recognized $43,000 of compensation expense related to options granted in 1995 under its Option Plan. As a result, pro forma net income of the Company would have been the same as reported for 2000 and 1999 and $3,958,000 in 1998, and pro forma diluted earnings per share would have been the same as reported for 2000 and 1999 and $.63 in 1998.

       The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.


13.    Infrequent Events

       Noninterest expense for 2000 included $336,000 for costs related to the merger activity with Community Bank System, Inc. These costs were expensed in the fourth quarter.


14.    Commitments and Contingent Liabilities

       In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments include various commitments to extend credit. At December 31, 2000, approximate unused commitments were as follows (in thousands):

                      Revolving home equity lines          $   3,707
                      Real estate - mortgages                 19,677
                      Standby letters of credit                2,168
                      Other                                    5,575
                                                           ---------
                           Total                           $  31,127
                                                           =========

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

       Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Banks meet all capital adequacy requirements to which it is subject.

       As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.




       The  following  table  illustrates  the  consolidated  levels of capital  amounts  and ratios for First  Liberty
       BankCorp. (FLIB):


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
                                                 ------               -----------------          -----------------
As of December 31, 2000                    Amount      Ratio           Amount      Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets):
         FLIB                              $64,091     16.46%          $31,151     >8.00%        $38,939     >10.00%
                                                                                   -                         -

Tier I Capital (to Risk Weighted Assets):
         FLIB                               59,217      15.2%           15,576     >4.00%         23,363      >6.00%
                                                                                   -                          -

Tier I Capital (to Average Assets):
         FLIB                               59,217      9.31%           25,453     >4.00%         31,817      >5.00%
                                                                                   -                          -



                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes          Action Provisions
                                                 ------               -----------------          ------------------
As of December 31, 1999                    Amount      Ratio           Amount      Ratio          Amount      Ratio
-------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets):
         FLIB                             $66,183    16.87%          $ 31,379     >8.00%         $ 39,224   >10.00%
                                                                                  -                         -

Tier I Capital (to Risk Weighted Assets):
         FLIB                              61,277    15.62%            15,690     >4.00%           23,535    >6.00%
                                                                                  -                          -

Tier I Capital (to Average Assets):
         FLIB                              61,277     9.46%            25,908     >4.00%           32,385    >5.00%
                                                                                  -                          -



       Banking regulations limit the amount of dividends that may be paid without prior approval of the applicable regulatory agency. Under these limitations, the payment in any year is limited to the net profits (as defined by the regulations) for that year plus the retained net profits (as defined by the regulations) for the preceding two years. The Company and Bank are also subject to minimum capital levels which could minimize payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required. The limit on dividends by First Liberty Bank and Trust to the Company as of December 31, 2000, was approximately $9,134,000.

       Federal bank laws and regulations prohibit First Liberty Bank and Trust from extending credit to the Company in excess of its capital and surplus (as defined by the regulations). First Liberty Bank and Trust's limit on extension of credit to the Company was approximately $8,130,000 as of December 31, 2000.


16.    Parent Company Financial Statements


                                          BALANCE SHEETS AT DECEMBER 31, 2000 AND 1999
                                                   (In Thousands of Dollars)

                                                                                                 2000       1999
                                                                                                 ----       ----
         ASSETS:
              Investment in subsidiaries                                                        $62,244    $56,899
              Cash                                                                                   15        154
              Other assets                                                                          157        164
                                                                                                -------    -------
                  Total assets                                                                  $62,416    $57,217
                                                                                                =======    =======
         LIABILITIES AND SHAREHOLDERS' EQUITY:
              Dividends payable                                                                 $    --    $    --
              Shareholders' equity                                                               62,416     57,217
                                                                                                -------    -------
                  Total liabilities and shareholders' equity                                    $62,416    $57,217
                                                                                                =======    =======




                                                      STATEMENTS OF INCOME
                                      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                   (In Thousands of Dollars)

                                                                                    2000         1999       1998
                                                                                    ----         ----       ----

         EARNINGS OF SUBSIDIARIES:
              Dividends received                                                  $2,802       $2,672     $2,170
              Undistributed net income                                             1,790        3,365      1,838
         Other expenses - net                                                         12           10          7
         Federal income tax benefit                                                   --           --         --
                                                                                  ------       ------     ------
                                                                                  $4,580       $6,027     $4,001
                                                                                  ======       ======     ======

                                               STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                   (In Thousands of Dollars)

                                                                                    2000         1999       1998
                                                                                    ----         ----       ----
         OPERATING ACTIVITIES:
              Net income                                                          $4,580       $6,027     $4,001
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                      Equity in undistributed net income of subsidiaries         (1,790)      (3,365)    (1,838)
                      Depreciation                                                     7            7          7
                      Decrease in dividends payable                                   --           --      (220)
                      Decrease in other assets, net                                (148)           --        220
                                                                                  ------       ------     ------
                           Net cash provided by operating activities               2,649        2,669      2,170
                                                                                  ------       ------     ------
         INVESTING ACTIVITIES:
              Increase in investment in subsidiaries                                  --         (54)      (734)
                                                                                  ------       ------     ------
                           Net cash used in investing activities                      --         (54)      (734)
                                                                                  ------       ------     ------
         FINANCING ACTIVITIES:
              Dividends paid to shareholders                                     (2,802)      (2,672)    (2,179)
              Issuance of common stock                                                14          208       574
                                                                                  ------       ------     ------
                           Net cash (used in) provided by financing activities   (2,788)        2,464    (1,605)
                                                                                  ------       ------     ------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (139)          151      (169)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              154            3        172
                                                                                  ------       ------     ------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   15       $  154     $    3
                                                                                  ======       ======     ======



17.    Disclosures About Fair Value of Financial Instruments

       The Company is required to provide disclosure about derivative financial instruments and the fair values of financial instruments. The Company does not presently invest in such derivative financial instruments and thus has no disclosure regarding such instruments. The reported fair values of financial instruments are based on a variety of factors. In certain cases, fair values have estimated based on assumptions regarding the amount and timing of estimated future cash flows that are discounted to reflect varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

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

       (e)    Other Borrowed Money

              The fair value for other borrowed money was estimated using discounted cash flow analysis based on rates currently available to the Company for debt with similar terms and maturities.

       (f)    Off-Balance-Sheet Instruments

              The fair value of off-balance-sheet instruments, including commitments to extend credit and standby letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflect the present creditworthiness of the counterparties.

              The carrying amount and estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                                                     December 31,
                                                                          2000                        1999
                                                                          ----                        ----
                                                                 Carrying        Fair       Carrying         Fair
                                                                   Amount       Value         Amount        Value
                                                                 --------       -----       --------        -----
         Financial assets:
              Cash and due from banks
                  and federal funds sold                        $  17,151    $ 17,151      $  26,023    $  26,023
              Securities available for sale                       167,432     167,432        185,908      185,908
              Loans, net                                          411,730     405,487        411,443      441,141
              Accrued interest receivable                           3,364       3,364          3,397        3,397

         Financial liabilities:
              Deposits                                          $ 490,986    $489,871      $ 484,446    $ 486,799
              Federal funds purchased                              10,730      10,730         32,450       32,450
              Other borrowed money                                 60,466      57,894         75,567       75,567
              Accrued interest payable                              2,618       2,618          2,040        2,040

              The  fair  values  of  the  Banks'   off-balance  sheet  financial
              instruments  at  December  31,  2000 and 1999,  are as follows (in thousands):

                                                                                     December 31,
                                                                            2000                      1999
                                                                            ----                      ----
                                                                 Contract        Fair       Contract         Fair
                                                                    Value       Value          Value        Value
                                                                 --------       -----       --------        -----

         Off-balance-sheet instruments:
              Commitments to extend credit                        $23,384        $351        $30,481         $457
              Standby letters of credit                             2,168          33          3,740           56
              Other                                                 5,575          84         24,694          370



18.    Proposed Merger of Company

On November 29, 2000, the Company entered into a merger agreement with Community Bank System, Inc., which provides that the Company will merge with and into Community Bank System, Inc. This agreement is subject to shareholder and regulatory approvals and other conditions.

                    CONSENT OF INDEPENDENT AUDITORS
                    -------------------------------


The Board of Directors
First Liberty Bank Corp.

We consent to incorporation by reference in the Registration Statement (No. 333-62941) on Form S-8 of First Liberty Bank Corp. of our report dated Janaury 89,2001, relating to the consolidated balance sheets of First Liberty Bank Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of First Liberty Bank Corp.






/s/  KPMG LLP

Philadelphia, Pennsylvania

March 29, 2001

Exhibit 21



                              SUBSIDIARIES OF THE REGISTRANT

First Liberty Bank & Trust
First Jermyn Realty Co., Inc.